Form 10QSB
period 1996-06-30
SPORTS SCIENCES INC
filed 1996-08-13
CIK 915766

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10 - QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:               COMMISSION FILE NUMBER
                  JUNE 30, 1996                               0-23672

                              SPORTS SCIENCES, INC.
                              ---------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              OHIO                                      34-1692323
     -------------------------             ------------------------------------
     (STATE OF INCORPORATION)              (IRS EMPLOYER IDENTIFICATION NUMBER)

                             2075 CASE PARKWAY SOUTH

                                 (216) 963-0660
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND TELEPHONE NUMBER)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE

                         COMMON STOCK PURCHASE WARRANTS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 5,714,911 SHARES OF COMMON STOCK, NO PAR VALUE, AT AUGUST 9, 1996.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 12 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES  X                    NO
                                        ---                     ---

            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES                                NO  X
                                        ---                               ---

================================================================================

                              SPORTS SCIENCES, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX

                                                                         Page
                                                                         ----
Part 1.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of June 30, 1996 (unaudited) and
                           December 31, 1995                                3

                  Statements of Operations for the three and six month
                           periods ended June 30, 1996 and 1995
                           (unaudited)                                      4

                  Statements of Cash Flows for the six month period
                           ended June 30, 1996
                           and 1995 (unaudited)                             5

                  Notes to Financial Statements                             6

         Item 2.  Management's Discussion and Analysis                      7

Part 2.  Other Information                                                  9

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Default upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                 10

ITEM 1.  FINANCIAL STATEMENTS

                              SPORTS SCIENCES, INC.
                                 BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                       June 30, 1996    December 31, 1995
                                                                       -------------    -----------------
ASSETS
Current Assets
         Cash and cash equivalents                                     $      21,061             $ 166,944
         Accounts receivable, net                                            304,153               301,634
         Prepaid expenses and other current assets                            96,599                68,230
         Inventories:
                  Raw Materials                                              379,161               497,157
                  Work-in-process                                            143,935               143,835
                  Finished Goods                                              77,467               158,722
                                                                       -------------               -------
         Total inventories                                                   600,563               799,714
                                                                       -------------               -------
Total current assets                                                       1,022,376             1,336,522

Property and equipment, net                                                  171,263               206,618

Other noncurrent assets
         Trade Credits                                                       672,000               672,000
         Other                                                                87,091                74,218
                                                                       -------------                ------
                                                                             759,091               746,218

TOTAL  ASSETS                                                          $   1,952,730        $    2,289,358
                                                                       =============        ==============

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current Liabilities
         Notes payable, current portion                                $      36,635        $        -----
         Accounts payable                                                    961,582             1,423,680
         Accrued compensation and related liabilities                         31,721                41,387
         Other accrued expenses                                              237,594               269,584
                                                                       -------------               -------
Total current liabilities                                                  1,267,532             1,734,651

SHAREHOLDERS' EQUITY
         Preferred stock, no par value, 5,000,000 shares authorized.            ----                  ----
         Common stock, at stated value ($0.0002), 10,000,000 shares
                  authorized;                                                  1,143                 1,035
                  5,714,911 shares issued and outstanding at
                  June 30, 1996 and 5,176,379 issued and outstanding
                  at December 31, 1995.
         Paid in capital                                                   5,174,055             4,803,192
         Accumulated deficit                                              (4,463,850)           (4,249,520)
         Deferred offering costs                                             (26,150)                 ----
                                                                       --------------       --------------
Total shareholders' equity                                                   685,198               554,707
                                                                       -------------        --------------

TOTAL  LIABILITIES  AND  EQUITY                                        $   1,952,730            $2,289,358
                                                                       =============        ==============






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              SPORTS SCIENCES, INC.
                            STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                      1996         1995                    1996        1995
                                                      ----         ----                    ----        ----
Net Sales                                       $   451,522      $839,490              $563,006     $1,230,679

Cost of goods sold                                  305,107       746,397               425,395      1,064,350
                                                    -------       -------               -------      ---------

Gross Margin                                        146,415        93,093               137,611        166,329
                                                        32%          11%                    24%            14%

Selling, general and administrative costs           113,888       500,735               281,714        997,763
Research and Development Costs                       29,022        57,195                63,394        121,047
                                                     ------        ------                ------        -------
Income (Loss) from operations                         3,505      (464,837)             (207,497)      (952,481)

Other expense                                         5,934        30,288                 6,833         52,913
                                                      -----        ------                 -----         ------

Net loss                                            $(2,429)    $(495,125)            $(214,330)   $(1,005,394)
                                                     =======     =========             =========    ===========

Net loss per common share                             (0.00)        (0.17)                (0.05)         (0.34)
                                                    =======        ======                 ======        ======

Shares used in calculation of net
loss per common share (Note 2)                    5,523,433     2,963,529             4,616,115      2,943,863
                                                  =========     =========             =========      =========









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              SPORTS SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            1996                     1995
                                                                       -------------              -----------
Cash flows from operating activities
Net loss                                                               $   (214,330)              $(1,005,394)
Adjustments to reconcile net loss to net
cash provided (used) in operating activities:
         Depreciation and amortization                                       42,885                    43,679
         Accounts receivable allowances                                    (204,435)                 (284,669)
         Sale of inventory for trade credits, net of allowances                ----                  (604,800)
         Cash provided (used) by the change in:
         Accounts receivable                                                201,916                   858,612
         Inventories                                                        199,150                   753,434
         Prepaid expenses and other assets                                  (43,821)                  (36,713)
         Accounts payable                                                   (75,991)                  178,217
         Accrued expenses                                                   (41,657)                  112,672
                                                                       ------------               -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           (136,283)                   15,038

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchases of property and equipment                                 (4,950)                  (25,890)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net (repayments) proceeds on line of credit                           ----                  (343,572)
         Issuance of notes payable                                           36,635                   150,000
         Proceeds from issuance of common stock                                ----                   242,639
         Expenditures for proposed public offering                          (41,285)                  (64,184)
                                                                       -------------              ------------
NET CASH USED BY FINANCING ACTIVITIES                                        (4,650)                  (15,117)
                                                                       -------------              ------------

Net decrease in cash                                                       (145,883)                  (25,969)
Cash and cash equivilents at beginning of period                            166,944                    44,719
                                                                       ------------               -----------

Cash and cash equivilents at end of period                             $     21,061               $    18,750
                                                                       ============               ===========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              SPORTS SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the registrant's Annual Report on Form 10-KSB filed on April 12,1996.

NOTE 2.  NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding.

NOTE 3.  CONSIGNED INVENTORY, WARRANTY AND RIGHT OF RETURN POLICIES

Inventory consigned to customers is included in the Company's finished goods valuation. Revenue from these consignments is recognized when the consignee sells the product to individual consumers. All products carry a minimum ninety day manufacturer's warranty. The warranty period begins on the date of purchase by the individual consumer. Consumers, who purchase product from the Company, have a right to return the product for either merchandise, credit or refund (within thirty days of purchase) provided the product is free of damage or abuse not consistent with the normal use of the product.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to the Three Months Ended June 30,
1995
- ----------------------------------------------------------------------------

Net sales for the three months ended June 30, 1996 were $452,000 as compared to net sales of $839,000 for the same period in 1995. Net consumer product sales, excluding accessories, totaled $447,000 for the three months ended June 30, 1996, a decrease of $390,000 or 47%, over the same period in 1995. This decrease in net sales is attributable to the Company's inability, due to lack of capital resources, to satisfactorily market its products and to offer the extended terms that are demanded by retail distribution channels. International sales, including Canada, for the three month period ended June 30, 1996 were $7,000 as compared to $69,000 for the same period in 1995. Product return accruals for the three months ended June 30, 1996 were $14,000 compared to $149,000 during the same period in 1995.

Gross margin percentage for the three months ended June 30, 1996 was 32% as compared to 11% for the same period in 1995. This improvement in gross margin percentage was due to the decrease in fixed manufacturing overhead expenditures, which totaled $32,000 for the three months ended June 30, 1996, a decrease of $80,000 from the same period in 1995.

Total operating expenses for the three months ended June 30, 1996 were $143,000, consisting of selling, general and administrative costs of $114,000 and research and development costs of $29,000 compared to total operating expenses of $558,000 for the same period in 1995 consisting of selling, general and administrative costs of $501,000, and research and development costs of $57,000. During the second quarter of 1996 the Company's baseball products, Batter Up(R) and PC Batter Up, were approved by Little League(R) Baseball which will allow the Company to use the Little League(R) logo in all advertising. The Company hopes that this affiliation with Little League(R) Baseball will help create wide spread awareness of the Company's Batter Up(R) baseball games which operate with a Sega(R) Genesis, Super Nintendo(R) or personal computer.

For the three months ended June 30, 1996 other expense was $6,000 compared to $30,000 during the same period in 1995. Other expense for the 1995 period consists of primarily interest expense and bank charges relating to the Company's now expired line of credit with Comerica Bank.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30,1995
- ----------------------------------------------------------------------------

Net sales for the six months ended June 30, 1996 were $563,000 as compared to net sales of $1,231,000 for the same period in 1995, a decrease of approximately 54%. Net consumer product sales, excluding accessories, decreased $666,000 or 55% during the first half of 1996 compared to the first half of 1995. This decrease in net sales is attributable to the Company's inability, due to lack of capital resources, to satisfactorily market its products and to offer the extended terms that are demanded by retail distribution channels. International sales, including Canada, for the six month period ended June 30, 1996 were $23,000 as compared to $93,000 over the same period in 1995. Product return accruals for the six months ended June 30, 1996 were $14,000 compared to $194,000 during the same period in 1995.

Gross margin percentage for the six months ended June 30, 1996 was 24% compared to a 14% gross margin during the same period in 1995. This improvement in gross margin percentage was due to the decrease in fixed manufacturing overhead expenditures, which totaled $90,000 for the six months ended June 30, 1996, a decrease of $135,000 over the same period in 1995.

Total operating expenses for the six months ended June 30, 1996 were $345,000, consisting of selling, general and administrative costs of $282,000 and research and development costs of $63,000 compared to total operating expenses of $1,119,000 for the same period in 1995 consisting of selling, general and administrative costs of $998,000 and research and development costs of $121,000.

Other expense for the six months ended June 30, 1996 was $7,000 as compared to $53,000 in the same period of 1995. Other expense for the 1995 period consists of primarily interest expense and bank charges relating to the Company's now expired line of credit with Comerica Bank.

Financial Condition and Liquidity
- ---------------------------------

Cash flow used by operations was $136,283 for the six month period ended June 30, 1996 compared to cash flow provided by operations of $15,038 for the six month period ended June 30, 1995. During May 1996, the Company issued and sold 538,532 shares of its common stock to several creditors of the Company, in consideration for their cancellation of trade payable indebtedness owed by the Company in the aggregate amount of $386,106.

Management believes that cash flow generated from operations during 1996 will not be sufficient to maintain minimum levels of operations or to effectively create market awareness for the Company's products. The Company expects that promotional and marketing expenditures, and as a result expected sales levels, will be significantly reduced from the levels of previous years until the Company is able to successfully complete long-term debt financing and/or private placements of equity and/or debt securities. To address its ongoing serious cash flow problems, the Company is attempting to obtain sufficient funds through long-term debt financing and/or private placements of equity and/or debt securities to provide adequate cash flow to sustain operations. The Company entered into a letter of agreement dated July 25, 1996 with Taglich Brothers, D'Amadeo, Wagner & Company, Inc. ("Taglich Brothers") pursuant to which Taglich Brothers will use its best efforts to sell $1,100,000 of the Company's equity securities. There can be no assurance that this proposed transaction will be consummated.

The principal market maker of the Company's stock was prohibited from trading on the NASDAQ in March, 1995 due to its failure to maintain capital requirements. While the Company expected to engage a new market maker sometime during 1995, it's failure to do so has adversely affected the Company's ability to successfully complete equity financing. There can be no assurance that the Company will obtain a market maker in the near future.

There can be no assurance that the Company will be able to generate or raise sufficient funds to meet minimum liquidity needs in 1996,

PART 2.  OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

                           None

ITEM 2            CHANGES IN SECURITIES

                           None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

                           None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None

ITEM 5            OTHER INFORMATION

                           None

ITEM 6            REPORTS ON FORM 8-K

                  The issuer filed two reports on Form 8-K during the second quarter of the fiscal year ended December 31, 1996.

                  **  Current Report on Form 8-K dated May 14, 1996.

                  **  Current Report on Form 8-K dated June 5, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                              SPORTS SCIENCES, INC.
                           --------------------------

         Date: August 12, 1996            /S/  John D. Lipps
               ---------------            -------------------------------------
                                          John D. Lipps, Chairman of the Board,
                                          President, Chief Executive Officer




                                          /S/  Nicholas J. Chuma
                                          -------------------------------------
                                          Nicholas J. Chuma, Executive Vice
                                          President, Treasurer
                                          Chief Financial Officer and Secretary