Form 10QSB
period 1996-09-30
SMART GAMES INTERACTIVE INC
filed 1996-11-14
CIK 915766

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10 - QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended:             Commission File Number
               September 30, 1996                        0-23672

                          SMART GAMES INTERACTIVE, INC.
                          -----------------------------
        (Exact name of Small Business Issuer as specified in its charter)

       Delaware                                        34-1692323
(State of Incorporation)                   (IRS Employer Identification Number)

                             2075 Case Parkway South

                                 (216) 963-0660
          (Address of principal executive offices and telephone number)

          Securities registered pursuant to Section 12 (g) of the Act:
                        Common Stock, $.0002 par value
                         Common Stock Purchase Warrants

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,648,244 SHARES OF COMMON STOCK, $.0002 PAR VALUE, AT NOVEMBER 13, 1996.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X          No
                               --            --

            Traditional Small Business Disclosure Format (Check One):

                            Yes            No X
                               --            --

                       -----------------------------------

-------------------------------------------------------------------------------

                      SMART GAMES INTERACTIVE, INC.
                                FORM 10-QSB
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                               INDEX
                                                                                                                Page
                                                                                                                ----
Part 1.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of September 30, 1996 (unaudited) and December 31, 1995                       3

                  Statements of Operations for the three and nine month periods ended September 30, 1996
                            and 1995 (unaudited)                                                                  4

                  Statements of Cash Flows for the nine month period ended September 30, 1996
                            and 1995 (unaudited)                                                                  5

                  Notes to Financial Statements                                                                   6

         Item 2.  Management's Discussion and Analysis                                                            7

Part 2.  Other Information                                                                                        9

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Default upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                                                       11

ITEM 1.  FINANCIAL STATEMENTS

                                                   SMART GAMES INTERACTIVE, INC.
                                                          BALANCE SHEETS

                                                                               (UNAUDITED)
                                                                            September 30, 1996          December 31, 1995
                                                                            ------------------          -----------------
ASSETS
Current Assets
         Cash and cash equivalents                                              $     3,146                $   166,944
         Accounts receivable, net                                                    75,368                    301,634
         Prepaid expenses and other current assets                                  150,021                     68,230
         Inventories:
                  Raw Materials                                                     327,141                    497,157
                  Work-in-process                                                   266,069                    143,835
                  Finished Goods                                                     94,579                    158,722
                                                                                -----------                -----------
         Total inventories                                                          687,789                    799,714
                                                                                -----------                -----------
Total current assets                                                                916,324                  1,336,522

Property and equipment, net                                                         150,639                    206,618

Other noncurrent assets
         Trade Credits                                                              672,000                    672,000
         Other                                                                       88,060                     74,218
                                                                                -----------                -----------
                                                                                    760,060                    746,218

TOTAL ASSETS                                                                    $ 1,827,023                $ 2,289,358
                                                                                ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
         Notes payable, current portion                                         $   150,000                $      --
         Accounts payable                                                           987,655                  1,423,680
         Accrued compensation and related liabilities                                36,770                     41,387
         Other accrued expenses                                                     207,143                    269,584
                                                                                -----------                -----------
Total current liabilities                                                         1,381,568                  1,734,651

SHAREHOLDERS' EQUITY
         Preferred stock, at stated value ($0.0002), 5,000,000 shares authorized       --                         --
         Common stock, at stated value ($0.0002), 10,000,000
                  shares authorized; 5,714,911 shares issued
                  and outstanding at September 30, 1996 and
                  5,176,379 issued and outstanding at December 31, 1995               1,143                      1,035

         Paid in capital                                                          5,174,055                  4,803,192
         Accumulated deficit                                                     (4,693,861)                (4,249,520)
         Deferred offering costs                                                    (35,882)                      --
                                                                                -----------                -----------
Total shareholders' equity                                                          445,455                    554,707
                                                                                -----------                -----------

TOTAL LIABILITIES AND EQUITY                                                    $ 1,827,023                $ 2,289,358
                                                                                ===========                ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                                   1996               1995               1996              1995
                                                   ----               ----               ----              ----
Net Sales                                      $    30,139        $   238,739        $   593,145        $ 1,469,418

Cost of goods sold                                  24,435            253,834            449,830          1,318,183
                                               -----------        -----------        -----------        -----------
Gross Margin                                         5,704            (15,095)           143,315            151,235
                                                        19%                -6%                24%                10%

Selling, general and administrative costs          193,545            496,739            475,258          1,494,501
Research and Development Costs                      32,495             37,924             95,889            158,972
                                               -----------        -----------        -----------        -----------
Income (Loss) from operations                     (220,336)          (549,758)          (427,832)        (1,502,238)

Other expense                                        9,675             18,890             16,509             71,804
                                               -----------        -----------        -----------        -----------
Net loss                                       $  (230,011)       $  (568,648)       $  (444,341)       $(1,574,042)
                                               ===========        ===========        ===========        ===========
Net loss per common share                      $     (0.04)       $     (0.16)       $     (0.09)       $     (0.50)
                                               ===========        ===========        ===========        ===========
Shares used in calculation of net                5,523,433          3,485,257          5,165,476          3,126,310
loss per common share (Note 2)                 ===========        ===========        ===========        ===========






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        1996             1995
                                                                        ----             ----
Cash flows from operating activities
Net loss                                                             $(444,341)      $(1,574,041)
Adjustments to reconcile net loss to net
cash provided (used) in operating activities:
         Depreciation and amortization                                  64,513            67,922
         Gain on sale of property and equipment                            (56)             --
         Accounts receivable allowances                               (197,435)         (336,806)
         Non-recurring charges                                         (24,506)             --
         Sale of inventory for trade credits, net of allowances           --            (672,000)
         Cash provided (used) by the change in:
         Accounts receivable                                           423,701         1,262,501
         Inventories                                                   136,430           542,951
         Prepaid expenses and other assets                             (99,510)           42,692
         Accounts payable                                              (49,918)          490,941
         Accrued expenses                                              (67,059)           82,590
                                                                     ---------       -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      (258,181)          (93,250)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                            (4,950)          (26,220)
         Proceeds from sale of property and equipment                      350              --
                                                                     ---------       -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        (4,600)          (26,220)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net (repayments) proceeds on line of credit                      --            (469,142)
         Issuance of notes payable                                     456,396           150,000
         Repayment of notes payable                                   (306,396)             --
         Proceeds from issuance of common stock                           --             410,008
         Expenditures for proposed public offering                     (51,017)          (14,142)
                                                                     ---------       -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        98,983            76,724
                                                                     ---------       -----------

Net increase (decrease) in cash                                       (163,798)          (42,746)
Cash and cash equivalents at beginning on period                       166,944            44,719
                                                                     ---------       -----------

Cash and cash equivalents at end of period                           $   3,146       $     1,973
                                                                     =========       ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the registrant's Annual Report on Form 10-KSB filed on April 12, 1996.

NOTE 2.  NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding.

NOTE 3.  CONSIGNED INVENTORY, WARRANTY AND RIGHT OF RETURN POLICIES

Inventory consigned to customers is included in the Company's finished goods valuation. Revenue from these consignments is recognized when the consignee sells the product to individual consumers. All products carry a minimum ninety day manufacturer's warranty. The warranty period begins on the date of purchase by the individual consumer. Consumers who purchase products from the Company have a right to return the product for either merchandise, credit or refund (within thirty days of purchase) provided the returned product is free of damage or abuse not consistent with the normal use of the returned product.

NOTE 4.  SUBSEQUENT EVENTS

On October 11, 1996, Sports Sciences, Inc. ("SSI"), the predecessor to the Company, reincorporated from the State of Ohio to the State of Delaware by means of a merger with and into the Company (the "Merger"), then a wholly-owned subsidiary of SSI. The Company was the surviving corporation in the Merger.

On October 31, 1996, the Company completed the issuance and sale of 6,933,333 shares of its common stock, $.0002 par value per share, in a private placement. The Company intends to use the $1,139,000 in net proceeds from the sale to repay trade payable indebtedness (approximately $400,000) and for working capital (approximately $739,000).

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

Three Months Ended September  30, 1996 Compared to the Three Months Ended
--------------------------------------------------------------------------
September 30, 1995
------------------

Net sales for the three months ended September 30, 1996 were $30,000 as compared to net sales of $239,000 for the same three month period in 1995. Net consumer product sales, excluding accessories, were $29,000 for the three months ended September 30, 1996, a decrease of $207,000 or 88%, over the same three month period in 1995. This decrease in net sales is attributable to the Company's inability, due to lack of capital resources, to satisfactorily market its products and to offer the extended terms that are demanded by retail distribution channels. International sales, including Canada, for the three month period ended September 30, 1996 were $10,000 as compared to $85,000 for the same period in 1995. Product return accruals for the three months ended September 30, 1996 were $34,000 compared to $129,000 during the same period in 1995.

Gross margin percentage for the three months ended September 30, 1996 was 19% as compared to -6% for the same three month period in 1995. This improvement in gross margin percentage was due to a decrease in fixed manufacturing overhead expenditures, which totalled $33,000 for the three months ended September 30, 1996, a decrease of $100,000 from the same three month period in 1995.

Total operating expenses for the three months ended September 30, 1996 were $226,000, consisting of selling, general and administrative costs of $194,000 and research and development costs of $32,000 compared to total operating expenses of $535,000 for the same three month period in 1995 consisting of selling, general and administrative costs of $497,000, and research and development costs of $38,000.

For the three months ended September 30, 1996 other expense was $10,000 compared to $19,000 during the same three month period in 1995. Other expense for the 1995 period consists of primarily interest expense and bank charges relating to the Company's now expired line of credit with Comerica Bank.

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September
--------------------------------------------------------------------------------
30, 1995
--------

Net sales for the nine months ended September 30, 1996 were $593,000 as compared to net sales of $1,469,000 for the same nine month period in 1995, a decrease of approximately 60%. Net consumer product sales, excluding accessories, decreased $870,000 or 60% during the first nine months of 1996 compared to the first nine months of 1995. This decrease in net sales is attributable to the Company's inability, due to lack of capital resources, to satisfactorily market its products and to offer the extended terms that are demanded by retail distribution channels. International sales, including Canada, for the nine month period ended September 30, 1996 were $49,000 as compared to $178,000 over the same nine month period in 1995. Product return accruals for the nine months ended September 30, 1996 were $48,000 compared to $323,000 during the same nine month period in 1995.

Gross margin percentage for the nine months ended September 30, 1996 was 24% compared to a 10% gross margin during the same nine month period in 1995. This improvement in gross margin percentage was due to the decrease in fixed manufacturing overhead expenditures, which totaled $123,000 for the nine months ended September 30, 1996, a decrease of $234,000 over the same nine month period in 1995.

Total operating expenses for the nine months ended September 30, 1996 were $571,000, consisting of selling, general and administrative costs of $475,000 and research and development costs of $96,000 compared to total operating expenses of $1,653,000 for the same nine month period in 1995 consisting of selling, general and administrative costs of $1,494,000 and research and development costs of $159,000.

Other expense for the nine months ended September 30, 1996 was $17,000 as compared to $72,000 in the same nine month period of 1995. Other expense for the 1995 period consists of primarily interest expense and bank charges relating to the Company's now expired line of credit with Comerica Bank.

Financial Condition and Liquidity
---------------------------------

Cash flow used by operations was $258,181 for the nine month period ended September 30, 1996 compared to cash flow used by operations of $93,250 for the nine month period ended September 30, 1995.

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

On October 31, 1996, the Company completed the issuance and sale of 6,933,333 shares of its common stock, $.0002 par value per share, in a private placement. The Company intends to use the $1,139,000 in net proceeds from the sale to repay trade payable indebtedness (approximately $400,000) and for working capital (approximately $739,000). The Company believes that the additional working capital provided by the private placement may only be sufficient to maintain the Company's operations through the first quarter of 1997. The Company intends to continue operations beyond such period by additional private placements of debt or equity securities, cash flow from operations and/or a bank line of credit. There can be no assurance that the Company will be successful in obtaining working capital from any one or all of these sources.

2.       OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

               None

ITEM 2    CHANGES IN SECURITIES

               On October 11, 1996, Sports Sciences. Inc. ("SSI"), the predecessor to the Company, reincorporated from the State of Ohio to the State of Delaware by means of a merger with and into the Company (the "Merger"), then a wholly-owned subsidiary of SSI. The Company was the surviving corporation in the Merger.

               In the Merger, holders of SSI's common stock received shares of the Company's common stock. One effect of the Merger was the modification of the rights of holders of the Company's common stock, who had been holders of SSI's common stock prior to the Merger.

               A description of such modification is incorporated herein by reference to pages 9 through 21 of SSI's Proxy Statement dated August 9, 1996, which pages are appended hereto as Exhibit A.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         THE COMPANY'S ANNUAL MEETING OF SHAREHOLDERS WAS HELD ON AUGUST 21, 1996 AND WAS RECONVENED ON OCTOBER 9, 1996.

         THE FOLLOWING MATTERS WERE VOTED UPON AT THE MEETING:

                                                 FOR          AGAINST      ABSTAIN        UNVOTED
                                                 ---          -------      -------        -------
1.      Election of Directors

  (a)   Nicholas J. Chuma                     3,586,931         52,921           0                0
  (b)   John D. Lipps                         3,611,031         28,821           0                0
  (c)   Donald Miller                         3,486,531        153,321           0                0
  (d)   Gary Taylor                           3,486,110        153,742           0                0
  (e)   Peter Waite                           3,486,431        153,421           0                0

2.      Amendment of Articles
        of Incorporation*                     3,487,114         23,460      30,299           98,979

3.      Adoption of Amendment to
        1993 Non-Qualified and
        Incentive Stock
        Option Plan**                         3,327,063        118,976      94,844           98,979

4.      Approval of Saltz, Shamis &
        Goldfarb, Inc. as
        Independent Accounts                  3,531,015         54,221      54,580                0



* To increase the number of authorized shares of Common Stock from 10 million to 50 million shares and to change the state of incorporation of the Company from Ohio to Delaware by means of a merger of the Company with and into a wholly-owned Delaware subsidiary.

** To increase the number of shares authorized for issuance under the Plan from 490,000 shares to 1,000,000 shares.

ITEM 5            OTHER INFORMATION
                           NONE

ITEM 6            REPORTS ON FORM 8-K
                           NONE



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                          SMART GAMES INTERACTIVE, INC.
                          -----------------------------

Date:  November 13, 1996   /S/  John D. Lipps
       -----------------   --------------------------------------------------
                           John D. Lipps,  Chairman of the Board, President, Chief
                           Executive Officer

                           /S/  Nicholas J. Chuma
                           --------------------------------------------------
                           Nicholas J. Chuma, Executive Vice President, Treasurer,
                           Chief Financial Officer and Secretary

                             APPROVAL OF PROPOSAL TO
                CHANGE THE STATE OF INCORPORATION OF THE COMPANY

         On July 25, 1996, the Board approved, subject to shareholder approval, a proposal to change the Company's state of incorporation from Ohio to Delaware by means of a merger (the "Merger") of the Company with and into Smart Games Interactive, Inc. ("Merger Co."), a newly formed wholly-owned Delaware subsidiary of the Company (the "Reincorporation Proposal"). The principal office of Merger Co. is 2075 Case Parkway South, Twinsburg, Ohio 44087, telephone (216) 963-0660. Merger Co. will be the surviving corporation (the "Surviving Corporation") of the Merger, an effect of which will be a change in the law applicable to the Company's corporate affairs from the Ohio General Corporation Law ("Ohio Law") to Delaware General Corporation Law ("Delaware Law"), including certain differences in shareholders' rights. See "Comparison of Shareholders' Rights under Ohio Law and Delaware Law."

         The following discussion summarizes certain aspects of the Reincorporation Proposal, including certain material differences between Ohio Law and Delaware Law. This summary does not purport to be a complete description of the Reincorporation Proposal or the differences between shareholders' rights under Ohio Law and Delaware Law and is qualified in its entirety by reference to
(i) the Agreement of Merger dated as of July 25, 1996 between the Company and Merger Co. (the "Merger Agreement") attached hereto as Exhibit A, (ii) the Certificate of Incorporation of Merger Co. (the "New Certificate") attached hereto as Exhibit B, and (iii) the By-Laws of Merger Co. (the "New By-Laws") attached hereto as Exhibit C. Copies of the Company's Amended and Restated Articles of Incorporation, as amended (the "Present Articles"), and Amended and Restated Code of Regulations (the "Present Regulations"), are available for inspection at the Company's executive office, and copies will be sent to shareholders on request.

         Approval of the Reincorporation Proposal by the Company's shareholders will also constitute approval of the Merger and the Merger Agreement, as well as other matters included in the Reincorporation Proposal described in this Proxy Statement. Pursuant to the terms of the Merger Agreement, the New Certificate and New By-Laws will replace the Present Articles and Present Regulations as the charter documents affecting corporate governance and shareholders' rights. For a description of the differences between the Present Articles and Present Regulations of the Company and the New Certificate and New By-Laws, see "Certain Charter Document Provisions."

         The approval of the Reincorporation Proposal will affect certain rights of shareholders. Accordingly, shareholders are urged to read carefully this Proxy Statement and the annexes hereto. Shareholders of the Company whose shares are not voted in favor of the Reincorporation Proposal will have statutory dissenter's rights. See "Rights of Dissenting Shareholders."

PRINCIPAL FEATURES OF THE REINCORPORATION PROPOSAL

         At the Effective Time of the Merger (as defined in the Merger Agreement), the separate existence of the Company will cease and the Surviving Corporation, to the (extent permitted by

                                   EXHIBIT A
law, will succeed to all business, properties, assets and liabilities of the Company. Each share of Common Stock of the Company issued and outstanding immediately prior to the Effective Time will by virtue of the Merger be converted into one share of Common Stock, $.0002 par value, of the Surviving Corporation ("Surviving Corporation Common Stock"). At the Effective Time, certificates which immediately prior to the Effective Time represented shares of Common Stock of the Company will be deemed for all purposes to represent the 5,714,911 shares of Surviving Corporation Common Stock. IT WILL NOT BE NECESSARY FOR SHAREHOLDERS TO EXCHANGE THEIR EXISTING STOCK CERTIFICATES FOR STOCK CERTIFICATES OF THE SURVIVING CORPORATION. Approval of the Reincorporation Proposal will not result in any change in the business, management, assets or liabilities of the Company, but will result in a change in the name of the Company from "Sports Sciences, Inc." to "Smart Games Interactive, Inc."

         Pursuant to the terms of the Merger Agreement, each option to purchase Common Stock of the Company outstanding immediately prior to the Effective Time of the Merger under the Stock Option Plan will become an option to purchase Surviving Corporation Common Stock, subject to the same terms and conditions as set forth in the Stock Option Plan or other agreement pursuant to which such option was granted. All other employee benefit plans and other agreements and arrangements of the Company will be continued by the Surviving Corporation upon the same terms and subject to the same conditions.

         It is anticipated that the Merger will become effective as soon as practicable after the Annual Meeting. However, the Merger Agreement provides that the Merger may be abandoned by the Board of Directors of either the Company or Merger Co. prior to the Effective Time, either before or after shareholder approval. In addition, the Merger Agreement may be amended prior to the Effective Time, either before or after shareholder approval; provided, however, that the Merger Agreement may not be amended after shareholder approval if such amendment would (1) alter or change the amount or kind of shares or other consideration to be received by shareholders in the Merger, (2) alter or change any term of the New Certificate, (3) alter or change any of the terms and conditions of the Merger Agreement, if such alteration or change would adversely affect the shareholders, or (4) otherwise violate applicable law.

PRINCIPAL REASONS FOR THE REINCORPORATION PROPOSAL

         For many years Delaware has followed a policy of encouraging incorporation in that state and, in furtherance of that policy, has adopted comprehensive, modern and flexible corporation laws which are periodically updated and revised to meet changing business needs. As a result, many major corporations have initially chosen Delaware for their domicile or have subsequently reincorporated in Delaware in a manner similar to that proposed by the Company. Delaware courts have developed considerable expertise in dealing with corporate issues, and a substantial body of case law has developed construing Delaware Law and establishing public policies with respect to Delaware corporations.

         The Board of Directors believes that the best interests of the Company and its shareholders will be served by changing the Company's state of incorporation from Ohio to Delaware. At the time of the Company's incorporation in Ohio in 1991, Ohio Law was deemed to be adequate for the conduct of the Company's business, in part because the business of the Company at that time was limited. In the intervening years, the Company has become publicly held, and has needed to raise additional amounts of capital through the sale of equity securities to foster its growth. The Board of Directors believes that Delaware Law affords desirable flexibility and simplicity in the exercise of corporate powers which are not available to corporations that, like the Company, are organized under Ohio Law, and that the authorization of additional shares of the Company's capital stock would be less expensive under Delaware Law than under Ohio Law. It should be noted, however, that shareholders in some instances have fewer rights and hence less protection under Delaware Law than under Ohio law. See "Comparison of Shareholders' Rights under Ohio Law and Delaware Law."

CERTAIN CHARTER DOCUMENT PROVISIONS

         The New Certificate and New By-Laws are substantially similar to the Present Articles and Present Regulations of the Company with respect to material provisions. Differences between the New Certificate and New By-Laws and the Present Articles and Present Regulations are primarily the result of differences between Delaware Law and Ohio Law. See "Comparison of Shareholders' Rights under Ohio Law and Delaware Law." Significant provisions of the New Certificate and New By-Laws and certain important differences between such new charter documents and the present charter documents of the Company are discussed below.

         Capital Stock. The authorized capital stock of the Company consists of 10,000,000 shares of Common Stock, no par value, and 5,000,000 shares of Preferred Stock, no par value ("Preferred Stock"). No shares of Preferred Stock of the Company have been issued. The capitalization of the Surviving Corporation will consist of 50,000,000 shares of Common Stock, $.0002 par value, and 5,000,000 shares of Preferred Stock, $.0002 par value. The provisions of the New Certificate setting the terms of the Surviving Corporation Common Stock are unchanged from the Present Articles.

         The availability of the additional authorized shares of Surviving Corporation Common Stock will give the Board of Directors of the Surviving Corporation flexibility in possible future financings. The Company entered into a letter agreement dated July 25, 1996 with Taglich Brothers, D'Amato, Wagner & Company, Incorporated ("Taglich Brothers") pursuant to which Taglich Brothers will use its best efforts to sell up to $1,500,000 of the Surviving Corporation's equity securities. There can be no assurance that this proposed transaction will be consummated. Other than its letter agreement with Taglich Brothers, the Company has no present plans to issue any of the additional shares of Surviving Corporation Common Stock which would be authorized by the New Certificate. Other purposes for which the additional authorized shares could be used include stock dividends or stock splits, conversions of future issues of convertible securities, exchanges for outstanding debt, contributions to employee benefit plans or other corporate purposes not now foreseeable.

         The Board of Directors of the Surviving Corporation will be able to authorize the issuance of additional shares for the foregoing purposes without further shareholder approval, unless required by a particular transaction, by applicable law or by the rules of national securities exchange on which the Company's securities may at the time be listed.

         With respect to the Company's Preferred Stock, the provisions of the New Certificate differ from those of the Present Articles with respect to the manner in which the directors may fix the terms of a series of the Preferred Stock and the terms which may be so fixed. Under Delaware Law, directors fix the terms of a series of Preferred Stock by resolution, as opposed to an actual amendment to a company's articles of incorporation, as under Ohio law. In addition, under Delaware Law, directors have authority to provide for different voting rights between series of preferred stock whereas, under Ohio Law, directors do not have this right. Certain terms of the Company's Preferred Stock are set forth in the Present Articles, such as dividend and liquidation preferences and certain terms concerning redemption, conversion and voting rights of the Preferred Stock. The New Certificate does not contain all of such terms but instead permits the Board of Directors to exercise broader discretion in fixing the terms of series of Preferred Stock, subject to Delaware Law and the terms of the New Certificate.

         Preemptive Rights. The Present Articles provide that no shareholder shall have preemptive rights to purchase shares. The New Certificate also prohibits preemptive rights to purchase or subscribe for shares of stock of the Surviving Corporation.

         Compromises with Creditors and Shareholders. Delaware Law provides that a certificate of incorporation may contain a provision allowing for a compromise or arrangement between a corporation and its creditors or shareholders. Under such provision, whenever such a compromise or arrangement is proposed, a Delaware court may order a meeting for the purpose of eliciting an agreement to the compromise or the arrangement which would be binding on all such creditors and/or shareholders and the corporation. The New Certificate contains such a provision, whereas the same is not available under either the Present Regulations or Ohio Law.

         Board of Directors; Committees. Under the Present Regulations, the number of directors which shall constitute the Board of Directors is determined by shareholder vote provided that such number of directors shall be not less than three and not more than twenty-one. Under the New By-Laws, the number of directors shall be determined by resolution of the Board of Directors, provided that such number shall not be less than three.

         Under the Present Regulations, a majority of directors constitutes a quorum for the transaction of business by the Board of Directors. The New By-Laws provide that one-third of the entire Board of Directors, but in no event less than two directors, shall constitute a quorum for the transaction of business.

         The Present Regulations provide that directors who have a personal or financial interest in a contract or transaction which is before the Board of Directors of the Company, or who are common directors of the Company and another corporation with respect to which a contract or transaction is before the Board of Directors of the Company, may be counted in determining the presence of a quorum at a meeting of directors, or a committee thereof, which authorizes such contract or transaction. Delaware Law includes a similar provision respecting the inclusion of interested directors in the determination of a quorum; such a provision is not required to be set forth in the New Certificate or New By-Laws in order to apply to the Surviving Corporation.

         Under the Present Regulations, special meetings of the Board of Directors of the Company may be called by certain officers of the Company or by the President or Secretary of the Company on the written request of any two directors if there are three or more directors on the Board or on the written request of a single director if there are less than three directors on the Board. Under the New By-Laws, special meetings of the Board of Directors may be called by certain officers or at the request of directors constituting one-third of the directors then in office, but not less than two directors.

         The Present Regulations and Ohio Law require that the Board of Directors designate three or more of its members to constitute any committee of the Board. Under the New By-Laws, the Executive Committee of the Board of Directors of the Surviving Corporation shall consist of three or more directors and any other committee of the Board may consist of one or more such directors.

         The Present Regulations expressly permit telephonic meetings of the Board of Directors or any committee thereof. Under Delaware Law, since the New Certificate and New By-Laws do not provide otherwise, such telephonic meetings are also permitted.

         Cumulative Voting. Neither the Present Articles nor the Present Regulations permit cumulative voting in the election of directors. The New Certificate and New By-Laws also do not provide for cumulative voting in the election of directors.

         Director Liability and Indemnification. Ohio Law provides that, with certain exceptions, a director shall be liable for monetary damages for actions or omissions as a director only if it is proved by clear and convincing evidence that the director acted or failed to act with deliberate intent to cause injury to the corporation or with reckless disregard for the best interests of the corporation. Additionally, Ohio Law protects a director for liability for breach of the director's duty of loyalty to the corporation as well as for breach of the director's duty of care. The Ohio Law provisions concerning director liability are self-executing and do not appear in the Present Articles. Under Delaware Law, subject to certain exceptions, a director is protected from personal liability for breaches of his or her duty of care. Delaware Law provides for such a limitation on director liability if the certificate of incorporation contains a provision to that effect, as does the New Certificate. Such a provision does not, however, eliminate or limit director liability for a breach of the director's duty of loyalty to the corporation or its shareholders, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for willful or negligent conduct in paying dividends or repurchasing stock out of other than lawfully available funds, or for any transaction from which the director derives an improper personal benefit.

         The indemnification provisions contained in the Present Regulations and the New Certificate, as governed by Ohio Law and Delaware Law, respectively, are similar. These provisions provide that the Company or the Surviving Corporation, as the case may be, shall indemnify any director, officer, employee or agent of the Company or the Surviving Corporation and any person serving at the request of the Company or the Surviving Corporation as a director, officer, employee, or agent of another corporation, or of a partnership, joint venture, trust or other enterprise, respectively, against any threatened, pending or completed action (whether civil, criminal, administrative or investigative), other than an action by or in the right of the Company or the Surviving Corporation, brought against such person because he or she holds such position if (i) he or she acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Company or the Surviving Corporation, and (ii) with respect to a criminal proceeding, he or she had no reasonable cause to believe that such conduct was unlawful. Under both Ohio Law and Delaware Law, no indemnification can be made with respect to any matter in which such person is adjudged to be liable for negligence or misconduct in the performance of his or her duty, unless a court determines otherwise.

         Amendments to Regulations and By-Laws. Under Ohio Law, only the shareholders have the power to adopt, amend or repeal regulations; such power may not be conferred upon the directors. A Delaware corporation may in its certificate of incorporation confer the power to adopt, amend or repeal by-laws upon the directors. Under the New Certificate, the directors of the Surviving Corporation are granted such power.

         Securities Held By the Company. The New By-Laws, as well as Ohio Law, contain provisions concerning the voting of securities of other corporations held by the Surviving Corporation or the Company, respectively. Additionally, the New By-Laws provide a general authorization for the transfer of such securities.

         Dividends. Under the Present Regulations and Ohio Law, as well as under the New By-Laws, the record date for the payment of dividends shall not be in excess of sixty days prior to the dividend payment date. Additionally, the New Certificate and New By-Laws provide that the Surviving Corporation may, prior to the payment of any dividend, set aside out of the funds available for dividends such sum or sums as the directors think proper as reserve to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Surviving Corporation, or for such other purpose as directors think conducive to the interest of the Surviving Corporation, and the directors may modify or abolish such reserves in the same manner.

COMPARISON OF SHAREHOLDERS' RIGHTS UNDER OHIO LAW AND DELAWARE LAW

         Although it is impracticable to compare all of the aspects in which Ohio Law and Delaware Law differ, the following is a summary of certain significant differences between the provisions of these laws. See also "Certain Charter Document Provisions."

         Anti-Takeover Provisions. Ohio Law prevents a person, under certain circumstances, from purchasing large amounts of shares of stock of a corporation without shareholder approval. Under Ohio Revised Code Section 1701.831, unless the articles or regulations otherwise provide, any "control share acquisition" of an issuing public corporation can only be made with the prior approval of the corporation's shareholders. A "control share acquisition" is defined as any acquisition, directly or indirectly (by tender offer, open market purchase, private transaction or otherwise) of shares of a corporation which, when added to all other shares of that corporation owned by the acquiring person, would entitle that person to exercise specified levels of voting power when electing directors.

         Specifically, unless the provisions of Section 1701.831 have been satisfied, a person may not purchase additional shares of a corporation if that purchase would result in such person holding more than 20%, 33-1/3% or 50% of the voting power. These percentages reflect the Ohio legislature's view that each such acquisition of shares which results in a person's voting power exceeding these levels involves an increase in the ability of that person to control a corporation. These levels of voting power are considered so great that the transaction involved should be considered and approved or rejected by shareholders.

         Section 1701.831 requires that a person proposing to make a control share acquisition deliver a statement to the corporation describing, among other things, the number of shares owned directly or indirectly by such person, the range of voting power under which the proposed control share acquisition would fall, a description in reasonable detail of the terms of the proposed transaction, and reasonable evidence that the proposed control share acquisition would not be contrary to law and that the person who provided the statement has the financial capacity to make such acquisition.

         Within ten days after receipt of such statement, the directors of the corporation are required to call a special meeting of shareholders for the purpose of voting on the proposed control share acquisition. Unless the acquiring person agrees in writing to another date, such special meeting must be held within fifty days after receipt by the corporation of the statement. Notice of this special meeting is given to all shareholders of record as of the record date.

         The acquiring person may make the proposed control share acquisition if both of the following occur: (i) shareholders of the corporation authorize such acquisition at the special meeting by an affirmative vote of (A) a majority of the voting power of the corporation in the election of directors represented at such meeting in person or by proxy and (B) a majority of the portion of such voting power, excluding the voting power of shares which may be voted by the acquiring person, any officer of the corporation elected or appointed by the directors or any employee of the corporation who is also a director; and (ii) such acquisition is consummated in accordance with the terms authorized not later than 360 days following such shareholder authorization of the control share acquisition. Approval of a control share acquisition would not in and of itself obligate any shareholder to sell shares or to engage in any other transaction with the person who receives approval for the control share acquisition.

         Delaware's anti-takeover provisions are embodied in Section 203 of the Delaware General Corporation Law. Section 203 provides that if a person acquires fifteen percent or more of a corporation's voting stock (thereby becoming an "interested stockholder") that person may not engage in a wide range of transactions ("business combinations") with the corporation for a period of three years following the date the person became an interested stockholder unless (i) the board of directors approved either the business combination or the transaction which consummation of the transaction which resulted in the person becoming an interested stockholder, (ii) that person owned at least 85% of the corporation's voting stock outstanding at the time excluding shares owned by persons who are directors and officers and by employee stock plans in which participants do not have the right to determine confidentially whether shares will be tendered in a tender or exchange offer or (iii) the business combination is approved by the board of directors and authorized by the affirmative vote (at an annual or special meeting and not by written consent) of at least 66-2/3% of the outstanding voting stock not owned by the interested stockholder.

         For purposes of determining whether a stockholder is the "owner" of fifteen percent or more of a corporation's voting stock for purposes of Section 203, ownership is defined broadly to include beneficial ownership and other indicia of control. A "business combination" is also defined broadly and includes (i) mergers and sales or other dispositions of ten percent or more of the assets of a corporation with or to an interested stockholder, (ii) certain transactions resulting in the issuance or transfer to the interested stockholder of any stock of the corporation or its subsidiaries, (iii) certain transactions which would result in increasing the proportionate share of the stock of the corporation or its subsidiaries owned by the interested stockholder, and (iv) receipt in certain instances by the interested stockholder of the benefit (except proportionately as a stockholder) of any loans, advances, guarantees, pledges or other financial benefits.

         These restrictions placed on interested stockholders do not apply under certain circumstances, including but not limited to the following: (i) if the corporation's original certificate of incorporation contains a provision expressly electing not to be governed by the statute, or (ii) if the corporation, by action of its shareholders, adopts an amendment to its by-laws or certificate of incorporation expressly electing not to be governed by Section 203, provided that such an amendment is approved by the affirmative vote or not less than a majority of the outstanding shares entitled to vote. Such an amendment will be effective immediately if the Corporation has never had a class of voting stock that is (i) listed on a national securities exchange, (ii) authorized for quotation on the NASDAQ Stock Market, or (iii) held of record by more than 2,000 shareholders, and has not elected in its original certificate of incorporation or any amendment thereto to be governed by Section 203. In all other cases an amendment will not be effective until twelve months after its adoption and will not apply to any business combination with a person who became an interested stockholder at or prior to such adoption.

         The New Certificate does not contain a provision electing not to be governed by the statute. The Board of Directors of the Company believes that the provisions of Section 203 will help assure that a change in control of the Company does not occur without the consent of the Board of Directors and/or stockholders of the Company and will encourage any person who seeks to acquire control of the Company to do so by a negotiated transaction rather than through a hostile takeover attempt.

         Management of the Company is not aware of any attempt to acquire the Company by a third party and does not have any plans to propose any other changes to the charter documents or corporate structure of the Company which would have an anti-takeover purpose or effect.

         Mergers, Acquisitions and Other Transactions. In addition to the anti-takeover provisions discussed above, Ohio Law generally requires approval of mergers, dissolutions and dispositions of substantially all of a corporation's assets by two-thirds of the voting power of the corporation, unless the articles of incorporation permit a different proportion though never less than a majority. Under the Present Articles, approval of such matters requires the affirmative vote of the holders of two-thirds of the voting power of the Company. Delaware Law does not require shareholder approval in the case of asset and share acquisitions and, in general, requires approval of mergers and dispositions of substantially all of a corporation's assets by a majority of the voting power of the corporation.

         Action Without a Meeting. Under Ohio Law, unless the articles or the regulations provide otherwise, any action which may be taken by shareholders or directors at a meeting may be taken without a meeting upon the unanimous written consent of the shareholders or directors, respectively. Delaware Law provides that, unless the certificate of incorporation provides otherwise, any action which may be taken at a meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if the holders of stock having not less than the minimum number of votes otherwise required to approve such action consent in writing.

         Class Voting. Under Ohio Law, holders of a particular class of shares are entitled to vote as a separate class if the rights of such class are affected in certain respects by mergers, consolidations or amendments to the articles of incorporation. Delaware Law requires voting by separate classes only with respect to amendments to the certificate of incorporation which adversely affect the holders of such classes or which increase or decrease the aggregate number of authorized shares or the par value of the shares of any such classes.

         Loans to Officers. Under Ohio Law, directors of an Ohio corporation who vote for or assent to the making of loans (other than in the usual course of business) to an officer, director or shareholder of the corporation are jointly and severally liable to the corporation for the amount of the loan, with interest thereon at the rate of ten percent per annum, until the loan has been paid. The directors will not be liable if a majority of disinterested directors voted for the loan and determined that the making of the loan could reasonably be expected to benefit the corporation. Delaware Law permits a corporation to lend money to, or to guarantee an obligation of, an officer or other employee of the corporation or any subsidiary thereof, including an officer or employee who is also a director of the corporation or of its subsidiaries, whenever such loan or guarantee may, in the judgment of the directors, reasonably be expected to benefit the corporation.

         Appraisal Rights. Under Ohio Law, dissenting shareholders are entitled to appraisal rights in connection with the lease, sale, exchange, transfer or other disposition of all or substantially all of the assets of a corporation and in connection with certain amendments to the corporation's articles of incorporation In addition, shareholders of an Ohio corporation being merged into a surviving corporation or being consolidated into a new corporation are also entitled to appraisal rights. Shareholders of an acquiring corporation are entitled to appraisal rights in a merger, combination or majority share acquisition in which such shareholders are entitled to voting rights.

         Under Delaware Law, appraisal rights are available only in connection with certain mergers or consolidations, unless otherwise provided in the corporation's certificate of incorporation. Even in the event of such mergers or consolidations, unless the certificate of incorporation otherwise provides, Delaware Law does not recognize dissenter's rights (i) if the shares of the corporation are listed on a national securities exchange or designated as a national market system security or an interdealer quotation system by the National Association of Securities Dealers, Inc., or (ii) held of record by more than 2,000 shareholders (as long as the shareholders receive in the merger shares of the surviving corporation or of any other corporation the shares of which are listed on a national securities exchange or held of record by more than 2,000 shareholders) or (iii) if the corporation is the surviving corporation and no vote of its shareholders is required for the merger.

         Dividends. An Ohio corporation may pay a dividend or distribution in cash, property, or shares of the corporation. The dividend or distribution shall not exceed the combination of the surplus of the corporation and the difference between the following: (1) the reduction in surplus that results from the immediate recognition of the transition obligation under statement of financial accounting standards no. 106 (SFAS no. 106), issued by the financial accounting standards board; (2) the aggregate amount of the transition obligation that would have been recognized as of the date of the declaration of a dividend or distribution if the corporation had elected to amortize its recognition of the transition obligation under statement of financial accounting standards no. 106 and must notify its shareholders if a dividend is paid out of capital surplus. A Delaware corporation may pay dividends out of any surplus and, if it has no surplus, out of any net profits for the fiscal year in which the dividend was declared or for the preceding fiscal year (provided that such payment will not reduce capital below the amount of capital represented by all classes of shares having a preference upon the distribution of assets).

         Repurchase of Stock. Under Ohio Law, a corporation may not purchase or redeem its own shares unless authorized to do so by its articles of incorporation and then may not do so if immediately thereafter its assets would be less than its liabilities plus its stated capital, if any, or if the corporation is insolvent or would be rendered insolvent by such a purchase or redemption. Under Delaware Law, a corporation may repurchase or redeem its shares only out of surplus and only if such purchase does not impair capital. However, a corporation may redeem preferred stock out of capital if such shares will be retired upon redemption and the stated capital of the corporation is thereupon reduced in accordance with Delaware Law.

FEDERAL INCOME TAX CONSEQUENCES OF THE MERGER

         The Merger will constitute a reorganization under Section 368 of the Code. Consequently, holders of Common Stock will not recognize any gain or loss for federal income tax purposes as a result of the conversion of their shares into shares of Surviving Corporation Common Stock. For federal income tax purposes, a holder's aggregate basis in the shares of Surviving Common Stock received in the Merger will equal such holder's adjusted basis in the shares of Common Stock converted therefor and such holder's holding period for the Surviving Corporation Common Stock received in the Merger will include his holding period in the Common Stock converted therefor.

         Likewise, the Company will not recognize any gain or loss for federal income tax purposes upon the transfer of its property to the Surviving Corporation pursuant to the Merger. In addition, the Surviving Corporation will succeed to and take into account the earnings and profits, accounting methods, and other tax attributes of the Company specified in Section 381(c) of the Code.

         Holders of Common Stock should consult their own tax advisors as to the application and effect of state, local and foreign income and other tax laws to the conversion of their shares into shares of stock of the Surviving Corporation pursuant to the Merger.

RIGHTS OF DISSENTING SHAREHOLDERS

         If the Reincorporation Proposal is approved by the Company's shareholders, a shareholder of the Company objecting to its terms may seek relief as a dissenting shareholder under Section 1701.85 of the Ohio Revised Code. An outline of the provisions of Section 1701.85 follows; however, it is qualified by and reference is made to the full text of that section, which is attached hereto as Exhibit D. FAILURE TO COMPLY WITH SECTION 1701.85 MAY RESULT IN A TERMINATION OR WAIVER OF THE RIGHTS OF THE DISSENTING SHAREHOLDER.

         1. A shareholder claiming dissenter's rights under Section 1701.85 in connection with the Reincorporation Proposal must be a record or beneficial owner of shares of Common Stock (for purposes of this discussion, the "Shares") of the Company on the record date set for determining those shareholders entitled to vote on the Reincorporation Proposal. A dissenting beneficial (but not record) owner (for example, the owner of shares held in "street name" by a broker) must assert his or her dissenter's rights in coordination with and in the name of the record owner.

         2. If the dissenting shareholder claims dissenter's rights in connection with the Reincorporation Proposal, he or she must not have voted the Shares as to which he or she claims dissenter's rights "For" the Reincorporation Proposal. Failing to vote or abstaining from voting does not waive the dissenting shareholder's rights. A proxy card returned to the Company signed, but not marked to specify voting instructions, will be voted "For" the Reincorporation Proposal and will be deemed a waiver of the dissenter's rights.

         3. The dissenting shareholder must invoke Section 1701.85 not later than ten days after the 1996 Annual Meeting of Shareholders (called to be held on August 21, 1996) and may do so by delivering to the Company (addressed to the Secretary, Sports Sciences, Inc., 2075 Case Parkway South, Twinsburg, Ohio 44087) a written demand for payment to him or her of the fair cash value of his or her Shares, stating his or her address, the number and class of Shares as to which he or she seeks to assert dissenter's rights, and the amount claimed as the fair cash value of such Shares. Voting against the Reincorporation Proposal does not constitute a written demand. Although the Company intends to issue a press release announcing the approval of the Merger, the Company will not notify shareholders of the expiration of this ten-day period.

         4. The Company may request the dissenting shareholder to deliver to it the certificates representing Shares as to which he or she seeks relief. Such a request is not an admission by the Company that the shareholder is entitled to any relief. If the Company makes such a request, the dissenting shareholder must deliver such certificates to the Company within fifteen days of the date of the sending of the request. The Company may then legend the certificates to the effect that the shareholder has demanded the fair cash value of his or her Shares. The Company must then promptly return the legended certificates to the shareholder. If the Shares underlying the legended certificate are transferred, a transferee acquires only the rights the original dissenting shareholder had immediately after service on the Company of his or her demand for payment of fair cash value. At the option of the Company, a shareholder failing to deliver his or her certificate upon request of the Company may have his or her rights as a dissenting shareholder terminated, unless a court directs otherwise.

         5. The Company and the shareholder may come to an agreement as to the fair cash value of the shares. If the Company and the shareholder do not agree on the fair cash value of the Shares, either the shareholder or the Company may file a petition in the Court of Common Pleas of Summit County, Ohio within three months after demand upon the Company by the shareholder. The complaint shall contain a brief statement of the facts entitling the dissenting shareholder to the relief demanded, including the vote. Other dissenting shareholders, within the period of three months, may join as plaintiffs or be joined as defendants. Upon the shareholder's motion (or upon the Company's motion, if the Company should file a petition), the Court will hold a hearing to determine whether the shareholder is entitled to the fair cash value of the Shares, and, if so, the number and class of the Shares. If the Court finds the shareholders so entitled, it may appoint one or more appraisers to recommend the amount of such value. The fair cash value is to be determined as of the day prior to the date the vote of the shareholders is taken. The fair cash value is the amount which a willing seller, under no compulsion to sell, would be willing to accept, and which a willing buyer, under no compulsion to purchase, would be willing to pay, but in no event may the fair cash value exceed the amount specified in the shareholder's demand. In determining this value, any appreciation or depreciation in the market value of the Shares resulting from the reincorporation transaction in respect of which dissenter's rights are being exercised is excluded. The Court is required to make a finding as to the fair cash value and render a judgment against the Company for the payment thereof. Interest on the fair cash value as well as costs of the proceedings, including reasonable compensation to the appraisers, are to be assessed or apportioned as the Court considers equitable.