Form 10KSB
period 1996-12-31
SMART GAMES INTERACTIVE INC
filed 1997-03-31
CIK 915766

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10 - KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

(x ) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

(  ) Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934

     COMMISSION FILE NUMBER 0-23672

                          SMART GAMES INTERACTIVE, INC.
                 (Name of Small Business Issuer in its Charter)

        DELAWARE                                     34-1692323
(State or other jurisdiction
of incorporation or organization)         (IRS Employer Identification Number)

2075 Case Parkway South
Twinsburg, OH                                                                   44087
(Address of principal executive offices)                                        (Zip Code)

         Issuer's telephone number, including area code:                        (216) 963-0660

         Securities registered under Section 12(b) of the Exchange Act:         None

         Securities registered under Section 12(g) of the Exchange Act:         Common Stock,
                                                                                .0002 par value
                                                                                Common Stock Purchase Warrants

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been a subject to such filing requirements for the past 90 days.
Yes x  No   .
   ---   ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. (__)

Issuer's revenues for year ending December 31, 1996 were $663,406.

The approximate market value of stock held by non-affiliates was $5,073,578 based upon 11,596,749 shares of Common Stock held by such persons and the average of the bid and asked prices of the Common Stock on March 25, 1997 ($.4375). Such quotations reflect interdealer prices, without retail mark-up, mark-down on commission and may not necessarily represent actual transactions. As of March 25, 1997, the number of outstanding (i) shares of the Common Stock, was 12,648,244 and (ii) Common Stock Purchase Warrants was 1,880,160. The officers and directors of the registrant are considered affiliates only for this calculation.

Documents incorporated by reference: Portions of the Issuer's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be held on June 17, 1997, which the Issuer intends to file within 120 days after the close of the fiscal year ended December 31, 1996, are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check One):
Yes                                 No   X
    ------                             ------

Page 1 of 42 pages.  Exhibit index is located on pages 17 through 18.

                          SMART GAMES INTERACTIVE, INC.
                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1996

                                      INDEX

ITEM                                 PART I                                           PAGE
----                                                                                  ----

 1.      Business....................................................................... 3

 2.      Properties.....................................................................12

 3.      Legal Proceedings..............................................................12

 4.      Submission of Matters to a Vote of Security Holders............................13


                                     PART II

 5.      Market for Common Equity and Related Stockholder Matters.......................14

 6.      Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................................14

 7.      Financial Statements...........................................................15

 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosures......................................................16

                                    PART III

 9.      Directors and Executive Officers of the Registrant;
         Compliance with Section 16(a) of the Exchange Act..............................17

10.      Executive Compensation.........................................................17

11.      Security Ownership of Certain Beneficial Owners and Management.................17

12.      Certain Relationships and Related Transactions.................................17

13.      Exhibits and Reports on Form 8-K...............................................17

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Smart Games Interactive, Inc. (the "Company"), formerly known as "Sports Sciences, Inc.", creates, designs, develops, and assembles interactive electronic game simulators that incorporate Company-owned hardware and software technology. The Company has developed five principal products: The Pro Swing System(R) ("Pro Swing"), TeeV Golf(R), PC Golf(R), Smart Baseball (TM) and PC Smart Baseball(TM). Pro Swing is an indoor interactive golf simulator which can be used as a free standing device or with a personal computer. PC Golf(R) is an indoor interactive golf simulator used with a personal computer. The Company licenses the Country Club Golf Game(R) Software for use with Pro Swing and PC Golf(R). TeeV Golf(R) is an indoor interactive video golf simulator used with Sega(R) and Nintendo(R) platforms. These game simulators enable the player to use skills similar to those the player would use if he or she were to play golf on a golf course. Smart Baseball(TM) is an indoor interactive baseball game simulator used with platforms produced by Sega(R) and Nintendo(R) which enables the player to use skills similar to those the player would use if he or she were to be at bat on a baseball field. PC Smart Baseball(TM) is an interactive baseball game simulator used with a personal computer and compatible baseball game software. The Company designs its game simulators to be instructive, entertaining and capable of use by people of all ages. The Company's suggested retail prices for these products range from $39 for Smart Baseball(TM) to $229 for Pro Swing. The suggested retail prices of TeeV Golf(R) and PC Golf(R) are $129 and $169, respectively. The suggested retail price of Smart Baseball(TM) and PC Smart Baseball(TM) is $39.

         Until mid-1993 the Company primarily marketed its products directly to consumers by way of direct mail, catalogs and telemarketing. During the third and fourth quarters of 1993, the Company expanded its marketing efforts by selling its products through department stores, consumer electronics stores and other computer and video game retailers. The Company continued to expand its retail distribution channels in 1994 and early 1995, which included mass merchandisers Walmart and Sears Roebuck. In late 1995 and during 1996, the Company was unable to continue distribution of PC Golf(R), TeeV Golf(R), and Smart Baseball(TM) through retail distribution channels. Although management believes the retail distribution channel offers the best method to profitably distribute its consumer products, lack of adequate financing to support "sell-through" at the retailers has forced the Company in 1997 to market its products directly to consumers by way of direct mail, catalogs, direct response television, and sports-related advertising and promotions with strategic marketing partners. The Company currently markets Pro Swing by way of direct mail and catalogs. The Company believes that the market for interactive electronic game simulators is international and, accordingly, in 1993 the Company began establishing, and continues to develop, relationships with distributors interested in marketing the Company's products in Australia, Japan, Southeast Asia and Europe.

         The Company believes that it has created products that are unique for their entertainment and instructional values. In the six year period since its inception, the Company believes that it identified its markets, particularly in the United States and Japan, expanded its product line, refined its sales, marketing and distribution strategies, and achieved significant production efficiencies.

PRODUCTS

         The Pro Swing System(R). Pro Swing is an indoor interactive golf simulator which can be used with a personal computer that enables the player to "play" golf on any one of several international championship golf courses. Pro Swing consists of hardware that contains a central processing unit, a sound device, light sensors and LED displays, the Country Club Golf Game(R) Software, and a 26-inch long golf "club" developed by the Company in conjunction with Dr. Donald Schuele, the Michelson Professor of Physics at Case Western Reserve University. The short club is designed to simulate the grip, feel and dynamics of a fully extended golf club while allowing for safe, indoor play. A player selects from golf courses such as Pebble Beach, Firestone, Pinehurst, Bay Hill or Mauna Kea and the image of the golf course selected appears on the display terminal. The player uses the club to take a full golf swing. A light beam projected from the club directs the "ball" onto the display terminal "fairway" or "green." The player can observe the progress of the ball as it hits the "fairway" or "green" then bounces and rolls toward the hole. Simultaneously, the base unit displays provide the player with an instant analysis of his or her swing--club speed, club face angle, impact of club to ball, ball flight path and distance traveled. One player can use Pro Swing to play a solo round of golf and to analyze his or her swing, or up to eight players can play a round of golf together in tournament style play. The Pro Swing Instruction Manual not only instructs players on how to use Pro Swing but also provides possible reasons for, and suggestions for correcting, swing flaws.

         TeeV Golf(R). TeeV Golf(R) is a smaller version of Pro Swing that has been developed for use as an interactive video golf simulator used with video game systems produced by Sega(R) and Nintendo(R). Unlike Pro Swing, TeeV Golf(R) does not have digital readouts and indicators that provide feedback as to such things as club speed and club face angle, but is available to consumers at an estimated suggested retail price ($129 per unit) which is substantially less than the suggested retail price of Pro Swing ($229 per unit) and PC Golf ($169 per unit).

         In TeeV Golf(R), the player plugs the base into the connection normally used for the video game system's hand held control. The player simulates hitting the ball with the short club and watches the ball's progression on the television screen. TeeV Golf(R) can be equipped with adapters that permit the use of TeeV Golf(R) with the video golf games of other companies such as "PGA Tour(R) Golf", "PGA Tour(R) Golf II" and "PGA Tour(R) Golf III" from Electronic Arts(R) and "Jack Nicklaus Power Challenge Golf"(TM) from Accolade, Inc. In Spring 1994, the Company introduced an additional adapter for use with "Pebble Beach(R) Golf Links" from Sega(R), and in late fall 1994 introduced an additional adapter for "Links" for "Sega(R) CD" from Virgin Interactive ("Virgin"). In addition, Virgin now includes a game play option in its "Links" for "Sega(R) CD" specifically for TeeV Golf(R). Adapters are also available for PGA Tour(R) 96. The Company intends to discontinue sales of TeeV Golf(R) in 1997 when its current inventory is depleted and, to effect such discontinuance, will substantially discount the selling price of this product.

         In October 1994, the Company executed a license agreement with Nintendo(R) whereby the Company acquired a three-year non-exclusive right to use Nintendo(R)'s trademarks, logos and seal of quality on TeeV Golf(R) and Batter Up(R). The Company intends to let this agreement, which covers the Company's 16-bit product line, to expire on its expiration date in October 1997. Management does not believe the expiration of this agreement will have a material adverse effect on the Company.

         PC Golf(R). PC Golf(R), like TeeV Golf(R), is a smaller version of Pro Swing that has been developed for use as an interactive video golf simulator. Unlike TeeV Golf(R), which is used with video game systems, PC Golf(R) can only be used with a personal computer and with Country Club Golf Game(R) software or "Picture Perfect Golf(TM)" from Enteractive, Inc. PC Golf(R) does not include on screen feedback's such as club speed and club face angle provided by Pro Swing's digital readouts and indicators, but is available to consumers at an estimated suggested retail price ($169 per unit) which is substantially less than the suggested retail price of Pro Swing ($229 per unit). The Company is seeking to have PC Golf(R) compatible with software currently being developed by other software publishers such as Accolade, Inc., Brilliant Interactive and Mindflux. There can be no assurance that relationships with these or other software publishers will be consummated, and if consummated, that they will be successful.

         Smart Baseball(TM). Smart Baseball(TM) is an indoor interactive baseball simulator for use with video game systems produced by Sega(R) and Nintendo(R) or with a personal computer. Smart Baseball(TM) uses a special electronic bat that simulates "hitting" the ball, making Smart BaseballTM the first video baseball simulation game to give players "full swing" action. All of the offensive moves of the baseball game are controlled with the foam covered electronic bat. Players swing the bat to "hit" the ball thrown by the pitcher on the television screen or computer monitor. The Company has introduced Smart BaseballTM in standard cabled version that is compatible with most Sega(R) Genesis and Super Nintendo(R) baseball game cartridges or personal computer software and is available to consumers at a suggested retail price of $39.

         Current Product Development. During 1995, the Company began development of an indoor interactive skateboard simulator. The initial prototype design of the skateboard simulator was for the Sony Playstation(TM), a next generation 32-bit video game machine. The Company intends to finalize the development of this product and establish software compatibility with new or published games in the fourth quarter of 1997 or in 1998.

         The Company held discussions with Sega(R) and Sony(R) to obtain trademark peripheral licensees from these companies for their next generation 32-bit video game machines, which were introduced worldwide during 1995. The Company has not yet determined whether such peripheral licenses will be required for its current and future products. The Company is working with several software publishers to establish compatibility between its golf and baseball products and the software being developed for the new video game platforms. During the first quarter of 1997, the Company began marketing a version of Smart Baseball(TM) for the Sony Playstation(TM) which will be compatible with most baseball games available for the Playstation(TM).

         Future Products. The Company's longer-range plans include the utilization, and further development of its proprietary technology for interactive boxing, football, hockey or tennis games and for other sports and leisure interactive video games. The Company has not yet finalized the adaptation of its technology for these simulation games. There can be no assurance that these products will be developed by the Company and, if developed, that they will be successful.

         The Company's current and future product development depends in large part on the Company's ability to obtain sufficient capital resources to fund research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

SALES, MARKETING AND DISTRIBUTION

         From its inception in October 1991 through 1992, the Company focused its marketing efforts on the instructional benefits of Pro Swing. Accordingly, the Company entered into numerous domestic and foreign distributor agreements with representatives who could place Pro Swing in locations where consumers would be primarily motivated by a desire to analyze, and thereby improve, their golf swings, such as country clubs and golf pro shops. The Company promoted its products by limited airing of television "infomercials" and by placing advertisements in Golf Digest, Golf Magazine and U.S. Air magazine.

         In early 1993, the Company recognized that placement of Pro Swing in golf pro shops and in country clubs did not result in effective market penetration and that Pro Swing would have a broader appeal as an entertainment product rather than merely as an instructional device for golfers. The Company refocused its domestic sales and marketing strategy to attract a broader base of consumers who the Company believed would be interested in the interactive entertainment value of Pro Swing. The Company expanded its sales efforts to include marketing through direct mail catalogs such as Golfsmith International's The Golf Store, and telemarketing. The impact of minimizing the use of domestic distribution relationships has been negligible. The Company continues to use foreign distributor relationships for sales of Pro Swing abroad but these relationships are not currently material to the Company's overall sales and marketing strategy. The Company maintains ongoing discussions with parties interested in distributing the Company's other products internationally.

         More significantly, the Company began to distribute its products through department stores, consumer electronics stores, computer and video game retailers and mass merchandisers. During the third and fourth quarters of 1993, the Company's sales organization established various relationships within the United States with companies which distribute, or act as sales agents to distribute, products to major retail chains throughout the United States. The Company commissioned independent sales representatives to act as sales agents for the Company. These sales representatives have specific geographic territories in which they make sales calls to major retail national accounts to sell the Company's products. Retail chains place sales orders directly with the Company and the sales representatives receive a commission on sales generated by them. The Company has sold its golf products to national retail chains including Babbage's, Electronics Boutique, Software Etc., Inc., Sears Roebuck & Co., Circuit City and Best Buy Company, while Batter Up(R) has been sold to the above outlets, plus Toys "R" Us, Walmart, Dillard's and selected Kay Bee Toys stores.

         Although management believes the retail distribution channel offers the best method to profitably distribute its products, lack of adequate financing to support "sell-through" at the retailers has forced the Company in 1997 to market its products directly to consumers by way of direct mail, catalogs, direct response television, and sports-related advertising and promotions with strategic marketing partners.

         Early in 1995, the Company finalized the development of a print advertising campaign with the intention of increasing consumer affordability and retail sell-through of its products. Advertisements were placed in publications such as Boys Life, NBA Inside Stuff and McCall's. The Company also reduced the suggested retail price of Batter Up(R) from $69 to $59 in order to improve consumer affordability and increase retail sell-through of this product. The combined print advertising and lower pricing for Batter Up(R) was an initial success as Batter Up(R) sales at Toys "R" Us and Walmart doubled during the second quarter of 1995 as compared to the first quarter of 1995. This advertising campaign had to be terminated prematurely, however, due to the Company's lack of capital resources.

         In 1995 and 1996 the Company's ability to market its products was severely hampered by its lack of capital resources. This lack of capital resources forced the Company to terminate its marketing staff and public relations firm. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         In September 1996 the Company executed a license agreement with Little League Baseball, Incorporated ("Little League") where by the Company can utilize the trademarks of Little League on Smart Baseball(TM). This agreement extends to September 1997 but can be renewed upon written consent of Little League. The Company pays Little League a royalty of five (5%) percent quarterly on all sales of Smart Baseball(TM). Little League selected Smart Baseball as one of a limited number of products it selected for inclusion in the Little League Collection Catalog mailed out to over 75,000 potential customers beginning in December 1996 and continuing through February 1997.

         During 1997 the Company plans on developing relationships with various Little League sponsors in order to provide Smart Baseball(TM) as a promotional product. From January 1997 throughout May 1997, Smart Baseball Flyers will be distributed nationally in 250,000 Hershey's Candy Fund Raising boxes for Little League organizations.

         The Company will introduce in April 1997 a special edition of its Smart Baseball game, the Gary Carter Signature Edition, to benefit the Leukemia Society of America. Additionally, a special offer for Smart Baseball will appear on several million Lehigh Valley Dairy's milk cartons for several weeks beginning in April 1997.

         Due to the Company's limited capital resources, during 1997 the Company has engaged a new marketing plan that will focus on implementing strategic alliances with logical marketing partners. Management believes these marketing partnerships will provide an inexpensive way to access target consumers and increase awareness of the Company's golf and baseball products. However, the Company's ability to effectively market its products in 1997 and beyond will depend in large part on its ability to obtain sufficient capital resources.

         Consistent with the approach of other consumer electronic computer and video game manufacturers, the Company only sells its products overseas to distributors who then resell the products to major retail chains. The Company continues to develop distribution channels in Australia, Japan, Southeast Asia and Europe for TeeV Golf(R), PC Golf(R), Batter Up(R) and PC Batter Up(R). International sales, which the Company classifies as sales in countries other than the United States, were 13.4% of net sales reported for the period ending December 31, 1996. The Company believes that the high level of interest in golf, baseball and interactive electronic games in Japan makes it an attractive market. Although sales to date have been limited, the Company believes that Europe will be a lucrative market once distribution channels are identified and fully developed. There can be no assurance that the Company will establish distribution channels in Australia, Japan, Southeast Asia and Europe and, if established, that such channels will be successful.

RESEARCH AND DEVELOPMENT

         The Company believes that enhancement and expansion of its current product line and the development of new products are necessary for the Company's growth and success. The Company conducts its research and development activities through a Research and Development department which manages all aspects of the Company's product development engineering from the conceptual design to product manufacturing. The department currently consists of two full-time employees and, from time to time, the Company retains independent engineering consultants with specialized expertise.

         From its inception in October 1991 through December 31, 1994, the Company spent approximately $846,000 on engineering, research and development. This amount was spent for development of the hardware and software of the Pro Swing, for the development of TeeV Golf and its related software interface, for the development of PC Golf and the coin-operated Country Club Golf Game.

         The Company spent approximately $188,000 and $133,216 during 1995 and 1996, respectively, for engineering, research and development activities. In 1995 and 1996, the Company completed development activities for PC Batter Up and initiated research and engineering activities for new product concepts that utilize the Companies current or newly developed technology, including a skateboard/snowboard product.

         The Company's research and development efforts were curtailed in 1996 due to lack of capital resources. The Company's ability to pursue research and design in 1997 and beyond will depend, in large part, on its efforts to obtain sufficient capital resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PRODUCTION

         The Company's current production includes final assembly, testing and packaging of its products. The Company maintains good relations with many suppliers and sub-contractors. A substantial majority of its sub-assemblies are obtained from many contract manufacturers who produce to the Company's specifications. These relationships assure the Company of many sources for the supply of its components and can accommodate most surges in demand, most of which can be planned for (e.g., holiday season demand) and, hence, do not generally impact gross margins. Unplanned surges in demands may, however, negatively impact gross margins over a very short period of time (e.g., two to three weeks).

         The Company owns all of the tooling for all product lines. Production employees are cross trained to perform each production step and individual stations can be easily re-configured to respond to changes in product mix. New product introductions do not materially impact assembly steps and production efficiency of current products in production.

         Production capacity utilization levels in 1996 were approximately 2%, compared to 6% in 1995 and 30% in 1994. Management believes that the Company's properties are adequate to support the Company's current production operations.

COMPETITION

         The consumer electronics industry is highly competitive. The Company competes directly with national and international manufacturers of electronic video games. Substantially all of the Company's competitors have greater financial, marketing and other resources than the Company. Although the Company believes that the prices for its products are competitive, substantially all of the Company's competitors have greater financial resources than the Company so as to permit more aggressive pricing.

         The Company's products compete generally with the wide variety of electronic video games that are currently available to consumers. These competitive electronic video games include both sports-related video games that simulate such sports as shooting and boxing, and non-sports-related video games, that simulate such activities as aircraft piloting. The material methods of competition among the Company and its competitors include the entertainment value perceived by a customer for a product, the realism that is afforded a customer by a product, and the compatibility of a product among numerous game software available in the consumer electronics industry today. The Company is unaware of any current electronic video game that competes directly with the Company's consumer golf products by permitting the playing of simulated golf without a full-length club and without a golf ball, or the playing of simulated baseball without a full-length baseball bat and without a baseball.

         The Company believes that Pro Swing, PC Golf, TeeV Golf(R), Batter Up(R) and PC Batter Up are unique in the consumer electronics marketplace because each permits the playing of a simulated game without full-length clubs or bats and without a golf ball or baseball, thereby permitting play in a small space, without the need for a net or other containment device to stop a flying golf ball or baseball. The Company believes that the uniqueness of its products, coupled with the growing public participation in the game of golf and the continuing public enjoyment of baseball, will enable the Company to compete effectively in the consumer electronics industry if it is successful in obtaining sufficient capital resources to develop, market, and distribute its products.

PATENTS AND TRADEMARKS

         John D. Lipps, the Chairman of the Board, President, and Chief Executive Officer of the Company, received a United States patent for Pro Swing in November 1990 and assigned the patent to the Company in December 1991. The patent extends for 17 years until 2007. A similar patent is pending in Japan but there can be no assurance that this patent will be granted in Japan and, if granted, when it will be granted. Another patent application, with John Lipps and Stephen Szczecinski as co-inventors, was filed in January 1992 for enhancements and modifications to the original design and the Company has received a notice of allowance and is currently awaiting formal issuance of this patent. The rights to this second patent application have been assigned to the Company. On June 17, 1994, the Company filed a U.S. patent application, with John Lipps, Stephen Szczecinski and Robert Baskette as co-inventors, entitled "Sensing Spatial Movement" relating to improvements in its current technology, including technology for products such as Batter Up(R). The rights to this patent application have been assigned to the Company. The Company has received a notice of allowance and is currently awaiting formal issuance of this patent. On May 18, 1995, the Company filed a patent application, with John Lipps, Stephen Szczecinski and Gregory Svetina as co-inventors entitled, "Riding Board Game Controller", which relates to improvements in the Company's current technology to allow for such products as skateboards, snowboards and surfboards. The rights to this patent application have been assigned to the Company. In February 1997, the Company filed a continuation part to this patent application which provides for enhancements and modifications to the original design, and is still pending.

         Mr. Lipps and Mr. Szczecinski have each executed an agreement pursuant to which each is obligated to assign to the Company any rights he may receive during his employment with the Company for any new products or inventions he develops which relate to the Company's business. These assignment obligations expire upon termination of employment. Mr. Lipps has an employment agreement with the Company that expires on December 31, 1999.

         In July 1995, the Company and Mr. Lipps executed an Agreement with Respect to Patentable Inventions pursuant to which the Company agreed to make severance payments to Mr. Lipps with respect to four patents and/or patent applications owned by Mr. Lipps and assigned to the Company. These severance payments become payable to Mr. Lipps upon termination of his employment with the Company for any reason, and are equal in amount to three percent (3%) of annual gross revenues received by the Company from the sale of products which rely on any of the four patents (maximum $360,000 per annum; minimum $90,000 per annum), and are payable only for the life of each of the four patents. The Agreement also provides that ownership of the four patents reverts to Mr. Lipps upon the occurrence of (i) the Company's breach of the Agreement if the breach continues unremedied for more than 60 days after the Company receives notice there of from Mr. Lipps, (ii) the Company's insolvency or assignment for the benefit of creditors, (iii) the Company's dissolution or other termination of existence, or
(iv) sale of the Company's assets outside the Company's ordinary course of business such that the Company ceases as a going concern.

         Ownership, rather than licensing of, the Company's hardware and software technology incorporated in its products permits the Company to utilize this technology without payment of costly license fees or royalty payments, provides maximum flexibility in making modifications to, and improvements on, such technology and precludes use of the technology by the Company's competitors.

         Trademark registration for TeeV Golf(R), PC Golf(R), Batter Up(R) and Country Club Golf Game(R) have been granted. The Company has copyright registration for the original "firmware" for Pro Swing. Unlike software, which stores programs on a disk and can be altered in that form, firmware stores programs on a microchip which cannot be altered. The Company has been granted copyright registration for the current version of this firmware and the firmware for TeeV Golf(R) and has filed for copyright registration of firmware for PC Golf(R). The Company has been granted copyright registration for a communications utility program for use with Pro Swing and PC Golf(R).

         In 1992 the Company applied for trademark registration of "The Pro Swing System." This application was rejected because the trademark "Pro-Swing" had been registered by a California company in 1987 for use with products different from any of the Company's products. The Company successfully initiated a cancellation proceeding with respect to the California company's registration, alleging, in part, non-use of the trademark for a period of at least two years. The Company's trademark registration, "The Pro Swing System", has been allowed. There can be no assurance that the California company will not oppose the Company's registration of this trademark.

                  In August 1993, the Company received correspondence from counsel to a Canadian corporation claiming that Pro Swing infringes that corporation's patent rights. The Company believes that the claim is without merit and so advised the Canadian corporation. To date the Company has received no additional communications from the Canadian corporation or its counsel.

         In March 1994, the Company received correspondence from counsel of a Texas corporation claiming that TeeV Golf(R) infringes that corporation's patent rights. The Company's patent counsel has communicated to the Texas corporation that it believes that the claim is without merit. In November 1995, the Company received a follow-up request to clarify its position and the Company's patent counsel has complied. To date, the Company has received no additional communication from the Texas corporation or its counsel.

         In December 1994, a California corporation claimed, in writing to the Company, that it had produced a video game identified as "Super Batter Up". The Company's patent counsel has communicated to the California corporation, and its legal counsel, that the Company's Batter Up(R) and the California corporation's video games are wholly different products. There have been no further communications with, from or to the California corporation or its counsel.

SEASONALITY

         Based upon approximately five years of operations, sales are highest during the Company's fourth quarter due to holiday season buying.

IMPACT OF INFLATION AND CHANGING PRICES

         At this stage of the Company's development, it is not clear what impact inflation will have on the financial position or results of operations. While many of the component parts used in the Company's products are subject to general inflation, some of the most costly parts are electronic components which have tended to decrease in price over recent periods. Management does not believe that the effects of inflation, in the aggregate, will have a material adverse effect on the Company over the next twelve months.

ENVIRONMENTAL IMPACT

         The Company assembles its products at its Twinsburg, Ohio facility using components and raw materials purchased from third parties. In the assembly process, the Company does not discharge any reportable materials into the environment. The Company believes that it is in compliance with applicable federal, state and local provisions regulating the discharge of materials into the environment and that such compliance does not have a material effect on the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

         As of March 25, 1997, the Company employed 9 full-time employees, five of whom were management and administrative personnel, two of whom were engineering personnel, one of whom were sales and marketing personnel and one of whom were manufacturing personnel. In addition, the Company hires independent consultants, part time employees and temporary help from time to time.

         The Company believes that it enjoys good relations with all of its employees. None of the Company's permanent full-time employees are unionized or subject to collective bargaining agreements. The Company has experienced no work stoppages or strikes.

         Some of the Company's employees are highly skilled and the Company's continued success will depend, in part, on its ability to retain these employees. There can be no assurance, given the Company's financial condition, that the Company will be able to retain any of these employees.

ITEM 2.  PROPERTIES

         The offices and production facility of the Company are located at 2075 Case Parkway South, Twinsburg, Ohio in a five year old, 12,000 square foot building. This facility is leased by the Company from Oakleaf II Co. pursuant to a five year lease expiring May 14, 1997 and providing for monthly rental installments of $6,200 plus insurance, taxes and maintenance costs. The lease provides the Company with the opportunity to construct additional space on adjacent property it leases at any time during the term of the lease. The Company intends to renew this lease. There will be no significant increase in rent expense upon renewal.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to potential claims and legal actions arising in the ordinary course of business. Pending claims at December 31, 1996 total approximately $253,000. In 1996 the Company was named as a defendant in the matter of Miles Rubber and Packing Co., versus Sports Sciences, Inc. which is currently pending in the Court of Common Pleas, Summit County, Ohio. The lawsuit alleges that the Company failed to pay approximately $98,000 in trade payable indebtedness and failed to receive and pay for inventory totaling approximately $99,000. Management believes that it has defenses of considerable merit and will litigate all pending disputes and/or seek settlements favorable to the company, but is not able to predict the ultimate outcome of these matters at this time. Accordingly, resolutions unfavorable to the Company could result in material liabilities and charges which have not been reflected in the accompanying financial statements. The Company is not aware of any contemplated proceeding by a governmental authority with respect to it or its Property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on August 21, 1996 and was reconvened on October 9, 1996.

         The following matters were voted upon at the meeting:

                                                    FOR       AGAINST    ABSTAIN        UNVOTED
                                                    ---       -------    -------        -------
           1. Election of Directors
                (a) Nicholas J. Chuma            3,586,931     52,921       0              0
                (b) John D. Lipps                3,611,031     28,821       0              0
                (c) Donald Miller                3,486,531    153,321       0              0
                (d) Gary Taylor                  3,486,110    153,742       0              0
                (e) Peter Waite                  3,486,431    153,421       0              0

           2. Amendment of Articles
              of Incorporation*                  3,487,114    23,460      30,299        98,979

           3. Adoption of Amendment
              to 1993 Non-Qualified
              and Incentive Stock
              Option Plan**                      3,327,063    118,976     94,844        98,979

           4. Approval of Saltz, Shamis
              & Goldfarb, Inc. as
              Independent Accountants            3,531,051    54,221      54,580           0



* To increase the number of authorized shares of Common Stock from 10 million to 50 million shares and to change the state of incorporation of the Company from Ohio to Delaware by means of a merger of the Company with and into a wholly-owned Delaware subsidiary.

** To increase the number of shares authorized for issuance under the Plan from 490,000 shares to 1,000,000 shares.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The following table sets forth for the periods indicated, the range of high and low closing bid quotations for the Common Stock and Warrants as quoted on the NASDAQ Over The Counter ("OTC") Market.

  PERIOD                              COMMON STOCK
1995 Quarter                        High         Low
------------                        ----         ---
First                                7            2
Second                               3            1
Third                               1 7/8         5/8
Fourth                              19/16         1/4


1996 Quarter                        High         Low
------------                        ----         ---
First                                1           3/8
Second                               1          15/32
Third                               15/32        1/8
Fourth                               1/4         1/16

         Due to limited trading activity on the Warrants, the data obtained by the Company, from wire services, report the high and low closing bid quotations during 1996 were $2.00 and $.001, respectively.

         The above quotations represent inter-dealer bid quotations, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

         Substantially all of the holders of Common Stock maintain ownership of their shares in "street name" accounts and are not stockholders of record. At March 25, 1997 there were approximately 230 holders of record of Common Stock, however the Company believes that there are approximately 1,100 beneficial owners of Common Stock.

         The Company has not paid cash dividends with respect to the Common Stock in the past and has no pursuant plans to pay dividends on the Common Stock in the foreseeable future because it intends to retain earnings, if any, in order to finance the continued growth of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATION
--------------------

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

          The Company generated net sales of $663,000 for the year ended December 31, 1996 as compared to net sales of $1,397,000 for the comparable period in 1995.

         International sales, including Canada, for the year ended December 31, 1996 were $89,000 as compared to $267,000 for the comparable period in 1995. Provisions for product returns during the year ended December 31, 1996 were $84,000 as compared to $668,000 for the comparable period in 1995.

         Gross margin percentage for the year ended December 31, 1996 was approximately 19% as compared to approximately (5)% during the comparable period in 1995. The increase in gross margin percentage is attributable to a substantial decrease of $383,000 in fixed manufacturing overhead for the year ended December 31, 1996, as compared to the same period in 1995. In the year ended December 31, 1996, the Company's unit production volume decreased 63%, compared to the same period in 1995.

         Total operating expenses for the year ended December 31, 1996 were $1,622,000 consisting of selling, general and administrative costs of $792,000, research and development costs of $133,000, a non-recurring charge of $67,000 for inventory write-downs and a non-recurring charge of $630,000 for write-down of assets to net realizable value, as compared to total operating expense of $2,384,000 for the year ended December 31, 1995 consisting of selling, general and administrative costs of $1,793,000, research and development costs of $188,000 and a non-recurring charge of $403,000 for inventory write-downs. The decrease in selling, general and administrative expense of $1,001,000 is due to a decrease in personnel costs of approximately $424,000, a decrease of approximately $535,000 for advertising and marketing expenditures, and a decrease in royalty expenses of approximately $40,000.

         Other expense for the year ended December 31, 1996, was $25,000 as compared to $78,000 during the year ended December 31, 1995. The decrease in other expense is due primarily to bank charges in 1995 relating to a now expired line of credit with Comerica Bank.

Financial Condition and Liquidity
---------------------------------

         Cash flow used by operations was $750,677 for the year ended December 31, 1996. In October 1996, the Company received approximately $1,075,000 in net proceeds from the private placement of Common Stock (6,933,333 shares in the aggregate) effected under Regulation D of the Securities Act of 1933, as amended. At December 31, 1996 the Company has used a total of approximately $593,000 in net proceeds for payment of trade payables, including settlements of trade payable indebtedness, totaling approximately $205,000, repayment of notes payable of $160,000, prepayment of and payment for inventory totaling approximately $98,000 and approximately $130,000 for sales, marketing, and administrative expenses.

         Management estimates that its minimum cash requirements for 1997 are approximately $1,000,000. These minimum cash requirements are as follows:
$160,000 for working capital, $710,000 for sales, marketing and administrative expenses, and $130,000 for research and development costs. Management believes that cash flow generated from operations during 1997 will not be sufficient to meet minimum cash requirements. To address the Company's ongoing serious cash flow problems and to meet its minimum cash requirements, the Company must obtain at least $500,000 through private placements of equity securities to meet its minimum cash requirements and to supplement cash on hand at December 31, 1996 of $482,340.

         The Company is currently discussing the terms of a private placement of $1,000,000 of equity securities with its investment banker, Taglich Brothers, D'Amadeo, Wagner & Company, Incorporated, who completed a private placement of $1,300,000 in equity securities for the Company in 1996. The Company would use $500,000 to meet its minimum cash requirements described above and the approximately $375,000 in additional net proceeds to finalize the development of its skateboard/snowboard product. This product would be developed for the personal computer and new video game platforms on the market, with revenues generated from this product beginning in 1998.

         There can be no assurance that the Company will be able to generate or raise sufficient funds to meet minimum liquidity needs in 1997.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item begins at page 19 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

         The information required by this Item is omitted inasmuch as the Company intends to file its definitive 1997 Proxy Statement containing such information with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended December 31, 1996, and such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the 1997 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the 1997 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the 1997 Proxy Statement.

ITEM 13. EXHIBITS AND FINANCIAL REPORTS ON FORM 8-K

         (a)      EXHIBITS

         Exhibits noted with an asterisk are incorporated by reference to the Issuer's Registration Statement on Form SB-1 (Registration No.33-77480). Exhibits noted with a double asterisk are incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 33-82706). Exhibits noted with a triple asterisk are incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-6458)

         Exhibit Number
         (Reference to Item 601 of Regulation S-B)

***      3(i)     Certification of Incorporation of the Company.

***      3(ii)    By-laws of the Company.

***      4        Specimen Common Stock Certificate

*        4.3      Form of  Underwriter's Warrants.

*        4.4      Roulston Warrants dated October 19, 1993.

***      4.5      Form of  Common Stock Purchase Warrant dated October 31, 1996.

**       10       Trademark  Licensing  Agreement  dated January 11, 1994
                  between the Company and Sega(R)of America, Inc.

*        10.1     Form of Licensing Agreement between the Company and Access
                  Software, Inc.

*        10.2     Employment Agreement dated January 1, 1993 between the
                  Company and John D. Lipps.

*        10.3     Stock and Warrants  Purchase  Agreement  dated  October
                  19, 1993 between the Company and Roulston Investment Trust
                  Limited Partnership.

*        10.4     1993 Non-Qualified and Incentive Stock Option Plan.

**       10.5     Form of confidential Non-Exclusive License Agreement for
                  Nintendo Product Accessories.

**       10.6     Assignment Agreement dated December 1, 1991 (John D. Lipps).

**       10.7     Assignment Agreement (undated) (John D. Lipps and Stephen J.
                  Szczecinski).

**       10.8     Assignment Agreement (undated) ( John D. Lipps, Stephen J.
                  Szczecinski and Robert W. Baskette).

**       10.9     Form of  Regulation S Subscription Agreement.

**       10.10    From of  $75,000 Cognovit Note in favor of Peter Waite dated
                  June 6, 1995.

**       10.12    Agreement with respect to Patenable Inventions dated
                  July 21, 1995 between the Company and John D. Lipps.

***      10.13    Agreement with Little League Incorporated dated June 25, 1996.

         23.2     Consent of Saltz, Shamis & Goldfarb, Inc.

         b)       REPORTS ON FORM 8-K:

The issuer filed one report on Form 8-K during the Fourth Quarter of the fiscal year ended December 31,1996:

         **       Current report on Form 8-K dated October 31, 1996.

                          SMART GAMES INTERACTIVE, INC.

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 1996 AND 1995

                          SMART GAMES INTERACTIVE, INC.

                                TABLE OF CONTENTS



                                                                                                               Page
                                                                                                               ----


INDEPENDENT AUDITORS' REPORT...................................................................................F-1

FINANCIAL STATEMENTS

     Balance Sheets as of December 31, 1996 and 1995....................................................F-2 -- F-3

     Statements of Income for the years ended December 31, 1996 and 1995.......................................F-4

     Statements of Shareholders' Equity for the years ended December 31, 1996 and 1995.........................F-5

     Statements of Cash Flows for the years ended December 31, 1996 and 1995...................................F-6

     Notes to Financial Statements.....................................................................F-7 -- F-20

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Smart Games Interactive, Inc.

We have audited the accompanying balance sheets of Smart Games Interactive, Inc. (known as Sports Sciences, Inc. prior to merger with and into Smart
Games Interactive, Inc. on October 11, 1996 (see Note A)) as of December 31, 1996 and 1995 and the related statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the financial position of Smart Games Interactive, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has incurred losses since its start-up and is not currently generating sufficient cash flows from operations. This situation raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are set forth in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                            SALTZ, SHAMIS & GOLDFARB, INC.
Akron, Ohio
March 24, 1997                   F-1

                          SMART GAMES INTERACTIVE, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995





                                     ASSETS
                                     ------

                                                                     1996              1995
                                                                     ----              ----
CURRENT ASSETS
  Cash and cash equivalents                                      $  482,340        $  166,944
  Accounts receivable, less allowances of
     $44,000 and $208,000, respectively                              28,980           301,634
  Prepaid expenses and other current assets                         171,886            68,230
  Inventories:
     Raw materials                                                  301,289           497,157
     Work-in-process                                                166,180           143,835
     Finished goods                                                  91,374           158,722
                                                                 ----------        ----------
        Total inventories                                           558,843           799,714
                                                                 ----------        ----------

     TOTAL CURRENT ASSETS                                         1,242,049         1,336,522

PROPERTY AND EQUIPMENT, net                                         165,061           206,618

OTHER NONCURRENT ASSETS
     Trade credits, net of valuation reserves of $798,000
          and $168,000, respectively                                 42,000           672,000
     Other assets, net                                               84,085            74,218
                                                                 ----------        ----------
                                                                    126,085           746,218
                                                                 ----------        ----------

                                                                 $1,533,195        $2,289,358
                                                                 ==========        ==========


                See accompanying notes to financial statements.
                                      F-2

                          SMART GAMES INTERACTIVE, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995





                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                                 1996                1995
                                                                 ----                ----
CURRENT LIABILITIES
  Current portion of capital lease obligations               $     5,841         $         -
  Accounts payable                                               591,235           1,423,680
  Accrued compensation and related liabilities                     4,328              41,387
  Other accrued expenses                                         207,700             269,584
                                                             -----------         -----------

     TOTAL CURRENT LIABILITIES                                   809,104           1,734,651

CAPITAL LEASE OBLIGATIONS,
  net of current portion                                          28,797                   -

SHAREHOLDERS' EQUITY
  Preferred stock, at par value ($0.0002),
     5,000,000 shares authorized, 0 shares issued and
     outstanding                                                       -                   -
  Common stock, at par value ($0.0002),
     50,000,000 shares authorized; 12,648,244 issued
     and outstanding at December 31, 1996, 10,000,000 shares
     authorized; 5,176,379 issued and outstanding
     at December 31, 1995                                          2,530               1,035
  Paid in capital                                              6,262,943           4,803,192
  Accumulated deficit                                         (5,570,179)         (4,249,520)
                                                             -----------         -----------
                                                                 695,294             554,707
                                                             -----------         -----------

                                                             $ 1,533,195         $ 2,289,358
                                                             ===========         ===========

               See accompanying notes to financial statements.
                                      F-3

                          SMART GAMES INTERACTIVE, INC.

                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                               1996                1995
                                                               ----                ----

Net sales                                                  $   663,406         $ 1,397,318

Cost of goods sold                                             537,921           1,470,681
                                                           -----------         -----------

Gross margin                                                   125,485             (73,363)

Selling, general and administrative expenses                   791,532           1,793,337
Research and development costs                                 133,216             187,936
Non-recurring charges                                          697,303             402,644
                                                           -----------         -----------
                                                             1,622,051           2,383,917
                                                           -----------         -----------

Loss from operations                                        (1,496,566)         (2,457,280)

Other expenses, primarily interest                              25,243              77,909
                                                           -----------         -----------

Loss before extraordinary items                             (1,521,809)         (2,535,189)

Extraordinary items                                            201,150                   -
                                                           -----------         -----------

Net loss                                                   $(1,320,659)        $(2,535,189)
                                                           ===========         ===========

Net loss per common share before extraordinary items       $     (0.23)        $     (0.74)
                                                           ===========         ===========

Net loss per common share                                  $     (0.20)        $     (0.74)
                                                           ===========         ===========

Shares used in calculation of net loss per share             6,692,154           3,407,425
                                                           ===========         ===========


               See accompanying notes to financial statements.

                          SMART GAMES INTERACTIVE, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995





                                               Common stock                                                       Total
                                        ------------------------         Paid in          Accumulated         Shareholders'
                                          Shares        Dollars          Capital            Deficit              Equity
                                          ------        -------          -------            -------             ---------
Balance, January 1, 1995                2,923,979        $  585        $ 3,827,481         ($1,714,331)        $ 2,113,735

Issuance of common stock for
   cash pursuant to private
   placements                           2,252,400           450          1,189,455                   -           1,189,905

Expenditures for private
   placements                                   -             -           (213,744)                  -            (213,744)

Net loss                                        -             -                  -          (2,535,189)         (2,535,189)
                                       ----------        ------        -----------         -----------         -----------

Balance, December 31, 1995              5,176,379         1,035          4,803,192          (4,249,520)            554,707

Issuance of common stock for
   cancellation of indebtedness           538,532           108            385,998                   -             386,106

Issuance of common stock for
   cash pursuant to private
   placements                           6,933,333         1,387          1,298,613                   -           1,300,000

Expenditures for private
   placements                                   -             -           (224,860)                  -            (224,860)

Net loss                                        -             -                  -          (1,320,659)         (1,320,659)
                                       ----------        ------        -----------         -----------         -----------

Balance, December 31, 1996             12,648,244        $2,530        $ 6,262,943         ($5,570,179)        $   695,294
                                       ==========        ======        ===========         ===========         ===========

                 See accompanying notes to financial statements.

                          SMART GAMES INTERACTIVE, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                           INCREASE (DECREASE) IN CASH


                                                                               1996              1995
                                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss before extraordinary item                                           $(1,521,809)        $(2,535,189)
  Extraordinary item                                                           201,150                   -
                                                                           -----------         -----------
  Net loss                                                                  (1,320,659)         (2,535,189)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                            95,933             105,523
       Accounts receivable allowances                                         (164,278)           (146,769)
       Non-recurring charges                                                   697,303             402,644
       Sale of inventory for trade credits, net of allowances                        -            (672,000)
       Cash provided (used) by the change in:
          Accounts receivable                                                  436,932           1,448,116
          Inventories                                                          173,568             501,301
          Prepaid expenses and other assets                                   (124,194)            162,168
          Accounts payable                                                    (446,339)            532,037
          Accrued expenses                                                     (98,943)           (156,405)
                                                                           -----------         -----------
NET CASH USED BY OPERATING ACTIVITIES                                         (750,677)           (358,574)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                           (5,845)            (26,220)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock,
       net of expenses                                                       1,075,140             976,161
  Net repayments on line of credit                                                   -            (469,142)
  Issuance of notes payable                                                    466,396             150,000
  Repayment of notes payable                                                  (466,396)           (150,000)
  Repayment of capital lease obligations                                        (3,222)                  -
                                                                           -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,071,918             507,019
                                                                           -----------         -----------
NET INCREASE IN CASH                                                           315,396             122,225
CASH AND CASH EQUIVALENTS, beginning of year                                   166,944              44,719
                                                                           -----------         -----------
CASH AND CASH EQUIVALENTS, end of year                                     $   482,340         $   166,944
                                                                           ===========         ===========

                 See accompanying notes to financial statements.

                          SMART GAMES INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization and Nature of Operations
-------------------------------------
Smart Games Interactive, Inc. (the Company) is engaged in the consumer electronics industry. The Company designs, develops and manufactures interactive electronic game simulations that incorporate the Company-owned hardware and software technology. The Company's products are sold throughout the United States and internationally.

On October 11, 1996, Sports Sciences, Inc. ("SSI"), the predecessor to the Company, reincorporated from the State of Ohio to the State of Delaware by means of a merger with and into the Company (the "Merger"), then a wholly-owned subsidiary of SSI. The Company was the surviving corporation in the Merger. In the Merger, SSI's outstanding common stock was automatically extinguished and converted into issued and outstanding shares of the Company's common stock.

Concentrations of Credit Risk
-----------------------------
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash investments with financial institutions and, although at December 31, 1996 they had invested amounts in excess of federal insurance limits, management does not feel that the Company is exposed to any substantial credit risk. Trade accounts receivable at December 31, 1996 and 1995 include $63,418 and $293,493 receivable from two and five customers, respectively. Additionally, sales to one and three customers during the years ended December 31, 1996 and 1995 represented 68% and 76% of total net sales, respectively. See Note D regarding sales to one of these customers which comprised 62% of 1995 net sales.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable
-------------------
The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Returns and credit losses to date have been within management's expectations. Allowances include $24,000 in 1996 and $204,000 in 1995 for returns and $20,000 in 1996 and $4,000 in 1995 for uncollectible accounts.

Inventories
-----------
The Company values its inventories at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) method.

                          SMART GAMES INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Property and Equipment
----------------------
Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from five to seven years. Repairs and maintenance costs are charged to expense as incurred.

Other Assets, Net
-----------------
Other assets consist primarily of patents and trademarks which are stated at cost. The Company capitalizes the costs associated with obtaining patents and trademarks, primarily legal expenses and filing fees. On an ongoing basis, the Company evaluates the carrying value of its patents and trademarks and adjusts for any impairment in value. Amortization is computed on a straight-line basis over the estimated useful life of the patent or trademark, not to exceed 17 years for patents and 40 years for trademarks. Amortization expense for the years ended December 31, 1996 and 1995 was $10,671 and $5,303, respectively.

Revenue Recognition
-------------------
The Company recognizes revenue when goods are shipped to customers except for inventory shipped on a consignment basis. Revenue from consignments is recognized when the consignee sells the product to individual consumers. Allowances are recorded for estimated product returns and warranties. International sales, including Canada, amounted to approximately $89,000 and $267,000 for the years ended December 31, 1996 and 1995, respectively.

Income Taxes
------------
Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, the asset and liability method is used to account for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

Net Loss Per Common Share
-------------------------
Net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                          SMART GAMES INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE B - BASIS OF PRESENTATION; LIQUIDITY
-----------------------------------------

As shown in the accompanying financial statements, the Company incurred a net loss of $1,320,659 during the year ended December 31, 1996. Sales, since the Company's inception, have not been sufficient to support operations based on the Company's current capitalization. Accordingly, uncertainty exists regarding the Company's ability to generate sufficient working capital to sustain ongoing operations.

The Company's assessment of its operating requirements and plans for 1997 follow.

Management estimates that its minimum cash requirements for 1997 are approximately $1,000,000. These minimum cash requirements are as follows:
$160,000 for working capital, $710,000 for sales, marketing and administrative expenses, and $130,000 for research and development costs. Management believes that cash flow generated from operations during 1997 will not be sufficient to meet minimum cash requirements. To address the Company's ongoing serious cash flow problems and to meet its minimum cash requirements, the Company must obtain at least $500,000 through private placements of equity securities to meet its minimum cash requirements and to supplement cash on hand at December 31, 1996 of $482,340.

The Company is currently discussing the terms of a private placement of $1,000,000 of equity securities with its investment banker, Taglich Brothers, D'Amadeo, Wagner & Company, Incorporated, who completed a private placement of $1,300,000 in equity securities for the Company in 1996. The Company would use $500,000 to meet its minimum cash requirements described above and the approximately $375,000 in additional net proceeds to finalize the development of its skateboard/snowboard product. This product would be developed for the personal computer and new video game platforms on the market, with revenues generated from this product beginning in 1998.

                          SMART GAMES INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995




NOTE B - BASIS OF PRESENTATION; LIQUIDITY
-----------------------------------------

The Company's financial statements have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE C - INVENTORY; NON-RECURRING CHARGES
-----------------------------------------

During the fourth quarters of 1996 and 1995, the Company recognized unusual, non-recurring charges of $67,303 and $402,644, respectively, related to reducing inventories to net realizable value. Such value is based on management's estimate of sales of its 16-bit technology products in the ensuing years.

The inventory balance of the Company's remaining 16-bit technology products at December 31, 1996 is approximately $51,000.

NOTE D - BARTER TRANSACTION - TRADE CREDITS; NON-RECURRING CHARGES
------------------------------------------------------------------

During June 1995, the Company entered into an agreement whereby it sold $1,040,000 of its products at fair market value to SKR Resources, Inc. in exchange for cash of $200,000 and $840,000 of trade credits to be utilized on a part cash (cash portion not to exceed 50%), part trade basis for media advertising, goods and or services. Sales discounts and a reduction of the trade credits in the amount of $168,000 were recorded to reflect advertising agency charges which would be incurred in connection with the utilization of these credits. Amounts included in net sales and cost of sales in 1995 resulting from bartered transactions are $872,000 and $636,972, respectively.

The initial term of the agreement is for 36 months; however, the Company may extend the agreement for an additional 12 months. Any trade credits remaining after expiration of the agreement shall become null and void. As of December 31, 1996 none of these trade credits had been utilized by the Company.

Present circumstances indicate that there is substantial uncertainty as to the Company's ability to utilize the trade credits during the remaining term of the agreement as realization of the trade credits is dependent on the Company generating sufficient future cash flows to meet the cash payments required in connection with the utilization of the trade credits. During December 1996, the Company recorded a non-recurring charge of $630,000 as a result of reducing the trade credits to their net realizable value.

                          SMART GAMES INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE E - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at December 31, 1996 and 1995:

                                               1996       1995
                                               ----       ----
         Machinery and equipment             $325,471   $320,521
         Computer equipment                    84,983     84,087
         Furniture and fixtures                31,095     31,095
         Leasehold improvements                 3,283      3,283
         Assets held under capital leases      37,860         --
                                             --------   --------
                                              482,692    438,986
         Less accumulated depreciation and
         amortization                         317,631    232,368
                                             --------   --------

         Property and equipment, net         $165,061   $206,618
                                             ========   ========

Accumulated amortization on the assets held under capital leases was $4,206 at December 31, 1996. Amortization of assets under capital leases is included in depreciation expense for 1996.

NOTE F - NONCASH TRANSACTIONS
-----------------------------

In May 1996, the Company issued 538,532 shares of its common stock to several creditors of the Company, in consideration for their cancellation of trade payable indebtedness owed by the Company in the aggregate amount of $386,106.

During 1996, the Company also entered into two capital leases for equipment totaling $37,860.

NOTE G - EXTRAORDINARY ITEMS
----------------------------

During the fourth quarter of 1996, the Company initiated a program whereby it negotiated settlements of outstanding trade payable indebtedness owed by the Company. The Company paid cash of approximately $99,000 in order to settle indebtedness of approximately $326,000. The Company reduced accounts payable and other accrued expenses on its balance sheet by approximately $326,000 and recorded an extraordinary after tax gain of approximately $201,000, net of expenses of approximately $26,000.

The Company has continued this program during the first quarter of 1997 and has paid cash of approximately $98,000 to settle indebtedness of approximately $355,000.

                          SMART GAMES INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE H - FINANCING ARRANGEMENTS
-------------------------------

During 1994, the Company had a $3,000,000 revolving credit agreement with a bank. The agreement, which was initially scheduled to expire in November 1995, required monthly interest payments based on the bank's prime rate plus 2.25%. The amount which the Company could borrow under the agreement was based on inventory and accounts receivable levels. The agreement required the Company to meet minimum net worth levels and certain other borrowing covenants and to repay the line by May 31, 1995 and maintain a zero balance thereafter for thirty consecutive days. Substantially all assets of the Company were pledged as collateral under this agreement.

During 1995, the Company used a portion of the proceeds from private placements to repay the outstanding balance on the revolving credit agreement, at which time the bank terminated any further lending obligations under this agreement. Also see Note O - Related Party Transactions.

During 1996, the Company sold approximately $380,000 of accounts receivable to a third party and was advanced approximately $306,000 in cash. Pursuant to the related contract, the Company was responsible for repayment to the third party factoring company of the amount initially advanced plus a fee equivalent to one percent (1%) for each ten day period (or portion thereof) the account receivable remained outstanding. Amounts collected in excess of the amount advanced and related fees remained with the Company. The accounts receivable were paid within terms of approximately thirty (30) days.

In August 1996, the Company was advanced $150,000 by Taglich Brothers, D'Amadeo, Wagner & Company, Incorporated at a zero percent interest rate. The Company repaid this note payable out of the proceeds of the private placement completed in October 1996.

Interest expense and cash paid for interest totaled $15,567 in 1996 and $83,120 in 1995.

                          SMART GAMES INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995




NOTE I - LEASES
---------------

The Company leases its office, manufacturing facility and certain office equipment under noncancellable operating leases. The office and manufacturing facility lease expires in May 1997 and has a five year renewal option exercisable by the Company through June 2002. The Company also leases certain office equipment under noncancellable capital leases. Future minimum rental payments required under the initial terms of these leases are as follows:

                                                                          Capital               Operating
                  Year ending December 31,                                Leases                  Leases
                  ------------------------                                ------                  ------
                               1997                                    $       9,786         $      26,413
                               1998                                            9,648                 1,613
                               1999                                            9,648                 1,613
                               2000                                            9,648                 1,613
                               2001                                            6,698                   269
                                                                       -------------         -------------
                  Total lease payments                                        45,428         $      31,521
                                                                                             =============

                  Less:  amounts representing interest                        10,790
                                                                       -------------
                  Present value of minimum capital
                    lease payments                                            34,638

                  Less:  current portion                                       5,841
                                                                       -------------
                                                                       $      28,797
                                                                       =============


Rent expense was $80,532 and $92,803 for the years ended December 31, 1996 and 1995, respectively.


NOTE J - WARRANTY AND RIGHT OF RETURN POLICIES
----------------------------------------------

All of the Company's products carry a minimum 90 day manufacturer's warranty. The warranty period begins on the date of purchase by the individual consumer. Consumers, who purchase a product from the Company, have the right to return the product for either merchandise, credit or refund (within 30 days of purchase) provided the product is free of damage or abuse not consistent with the normal use of the product. Provisions for product returns for the years 1996 and 1995 were approximately $84,000 and $668,000, respectively.

                          SMART GAMES INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


NOTE K - COMMITMENTS
--------------------

Patent Agreement with Company President
---------------------------------------

The President of the Company assigned four patents and/or patent applications to the Company in connection with his employment. In the event the President's employment is terminated for any reason, he is entitled to severance payments equal to three percent of the annual gross revenues received by the Company from the sale of its products which rely on these patents, and are payable only for the life of the patents and patent applications. Pursuant to the agreement, payments will not exceed $360,000 or be less than $90,000 on an annual basis. In the event the Company does not perform in accordance with the agreement, the patents and patent applications shall revert to the President.

Purchase Commitments
--------------------
As of December 31, 1996, the Company was committed under contractual purchase agreements to acquire inventory totalling $187,294. Losses that will be incurred upon fulfillment of purchase committments for inventory used in the Company's 16-bit technology products have been recognized in the accompanying statements of income (see Note C).

Licensing Agreements
--------------------
The Company has licensing agreements with certain major manufacturers of video games for the limited right to use the manufacturers' trademarks in connection with several of the Company's products. The agreements call for royalties equal to five percent of net sales of products licensed under the agreements. The Company recognized royalty expense of approximately $0 in 1996 and $40,000 in 1995 relating to these agreements. The Company intends to let these agreements, which cover the Company's 16-bit product line, expire at their respective expiration dates.

In September 1996, the Company executed a license agreement with Little League Baseball, Incorporated ("Little League") whereby the Company can utilize the trademarks of Little League on Smart BaseballTM. This agreement extends to September 1997 but can be renewed upon written consent of Little League. The Company pays Little League a royalty of five (5%) percent quarterly on all sales of Smart BaseballTM. No royalty expense related to this agreement was recorded during 1996.

                        SMART GAMES INTERACTIVE, INC.

                        NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995



NOTE L - COMMON STOCK
---------------------

On April 18, 1994, the Company completed a public offering of 800,000 units consisting of one common share and one common share purchase warrant for proceeds of approximately $4 million ($3.4 million after expenses). The warrants became separately transferable sixty days after the effective date of the offering. Under the terms of the warrant agreements, the exercise price of the warrants and the number of shares purchasable are adjusted whenever common stock is issued at a share price below the current market value. At December 31, 1996, warrants to purchase 1,061,571 shares of the Company's common stock exersisable at $4.71 per share and expiring on April 7, 1997 were outstanding. In 1994, the Company issued 71,785 common stock purchase warrants to the underwriter of the offering. At December 31, 1996, warrants to purchase 95,256 shares of the Company's common stock exercisable at $4.71 per share and expiring on April 8, 1999 were outstanding. Any or all of these warrants are callable at the option of the Company at a price of $.01 per warrant if the closing price of the Company's common stock equals or exceeds $4.71 for thirty consecutive trading days.

In addition, 30,000 warrants, each providing for the purchase of one share of the Company's common stock at an exercise price of $4 per share, were issued on October 19, 1993 and expire October 19, 1998.

Also, at completion of the public offering, the Company converted certain debenture bonds to common stock through the issuance of 323,979 shares of common stock.

During 1995, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 5,000,000 to 10,000,000 and to authorize a class of 5,000,000 shares of $.0002 par value preferred stock.

In 1995, the Company issued and sold an aggregate 2,252,400 shares of its common stock in foreign distributions effected under Regulation S of the Securities
Act of 1933, as amended.

In May 1996, the Company issued 538,532 shares of common stock to certain trade payable creditors in exchange for the cancellation of $386,106 in trade payable indebtedness.

During June 1996, the Company's stock was no longer listed on the NASDAQ Small Cap Market. The Company's stock is currently traded on the over the counter
(OTC) market.

In October 1996, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 10,000,000 to 50,000,000.

                          SMART GAMES INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE L - COMMON STOCK
---------------------

On October 11, 1996, Sports Sciences, Inc. ("SSI"), the predecessor to the Company, reincorporated from the State of Ohio to the State of Delaware by means of a merger with and into the Company ("Merger"), then a wholly-owned subsidiary of SSI. The Company was the surviving corporation in the Merger. In the Merger, SSI's outstanding common stock was automatically extinguished and converted into issued and outstanding shares of the Company's common stock.

On October 30, 1996, the Company issued and sold 6,933,333 shares of its common stock without registration under the 1933 Act in reliance on the exemption effected under Regulation D of the Securities Act of 1933, as amended. The securities were offered and sold in a private placement to a limited number of accredited investors for a total offering price of $1,300,000. The placement agent for the offering received a commission paid in the form of 520,000 shares of common stock. In addition, representatives of the placement agent received warrants to purchase an aggregate 693,333 shares of common stock at a purchase price of $.20625 per share.

In 1996, the Company has authorized for the issuance of 10,000 shares of common stock to the Company's manufacturing representative in China for the continued warehousing of product. Additionally in 1996, the Company has authorized the issuance of 30,000 shares of common stock as partial settlement of trade payable indebtedness. As of March 24, 1997, none of these shares of common stock have been issued.

At December 31, 1996 and 1995, the closing price of the Company's common stock was $.09 and $.56 per share, respectively.

NOTE M - COMMON STOCK OPTIONS
-----------------------------

On November 15, 1993, the Company's Board of Directors adopted the 1993 Nonqualified Incentive Stock Option Plan. Under the plan, as amended by the Company's shareholders in April 1995 and in October 1996, options may be granted to employees to purchase up to 1,000,000 shares of the Company's common stock at exercise prices not less than market value at the date of grant unless otherwise authorized by the Board of Directors. The options are exercisable at various times determined at the date of grant for a period of no more than ten years. No options have been exercised under this plan.

                          SMART GAMES INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995




NOTE M - COMMON STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123 ("FASB 123"), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employees stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and net loss per share is required by FASB 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

The following assumptions were made in estimating fair value:

         Assumption                                            1996  (1)
                                                        -----------------------
                                                        March          December            1995
                                                        -----          --------            ----
         Dividend yield                                   0%                0%                0%
         Risk-free interest rate                       5.70%             5.59%             6.43%
         Expected life                                 2 years           2 years           2 years
         Expected volatility                           1.17              1.69              1.12

         (1) Each column represents assumptions based on each option grant date during 1996.

The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          SMART GAMES INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE M - COMMON STOCK OPTIONS
-----------------------------

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                            1996                 1995
                                                                            ----                 ----
         Pro forma net loss before extraordinary item                    $(1,456,587)        $(2,753,687)
         Pro forma net loss                                               (1,255,437)         (2,753,687)
         Pro forma net loss per share before
             extraordinary item                                               (.22)              (.81)
         Pro forma net loss per share:                                        (.19)              (.81)

A summary of the Company's stock option activity, and related information for the years ended December 31, 1996 and 1995, follows:

                                                           1996                                1995
                                               ------------------------------         -------------------------
                                                               Weighted Avg.                     Weighted Avg.
                                               Options         Exercise Price         Options    Exercise Price
                                               -------         --------------         -------    --------------
Options outstanding at January 1                182,250(1)    $          2.14         114,550(3) $       3.85

         Granted                                885,000                   .21         130,000            2.25
         Forfeited                              (51,750)                 1.42         (62,300)           2.25
                                              ---------                               -------

Options outstanding at December 31            1,015,500(2)                .24         182,250            2.14
                                              =========                               =======

Options exercisable at December 31              880,500(2)                .26         132,500            2.10

Weighted-average fair value of
  options granted during the year                                         .14                            1.35

(1) Includes 143,000 options that were repriced in March 1996 to the then market price of $.50.

(2) Includes 75,000 options granted to directors of the Company outside the Plan during 1996.

(3) Includes 102,050 options that were re-priced in April 1995 to the then market price of $2.25.

                          SMART GAMES INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


NOTE M - COMMON STOCK OPTIONS
-----------------------------

The following is a summary of the options outstanding at December 31, 1996:

                                               Options Outstanding                        Currently Excercisable
                                      -------------------------------------           -------------------------------
                                        Weighted
                                        Average
                                       Remaining                Weighted                                 Weighted
    Exercise                          Contractual                Average                                  Average
   Price Range        Number              Life               Exercise Price            Number          Exercise Price
  ------------       -------          -----------            --------------           -------          --------------
$0.00-$0.10           635,000          10.0 years                $0.090               525,000               $0.090
$0.11-$0.50           375,500           8.7 years                $0.500               350,500               $0.500
$0.51-$1.00             5,000           7.0 years                $0.625                 5,000               $0.625

NOTE N - INCOME TAXES
---------------------

Prior to October 20, 1993, the Company was treated as a Subchapter S corporation under the Internal Revenue Code for income tax purposes. Accordingly, substantially all of the income and expenses of the Company through October 19, 1993 are included in the federal and state income tax returns of the shareholders and operating losses generated through such period are not available to the Company for carryover. Net operating losses since October 19, 1993 of approximately $5,800,000 are available for carryover and expire in various years through 2011.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows at December 31, 1996 and 1995:

                                                        1996          1995
                                                        ----          ----
Deferred tax liabilities, principally property and
  equipment, patents and return reserves             $   76,000   $   137,000

Deferred tax assets:
  Accrued expenses                                       13,000        63,000
  Start up costs                                         49,000       113,000
  Trade credits                                         239,000            --
  Net operating loss carryforwards                    2,204,000     1,785,000
  Other                                                  38,000       237,000
                                                     ----------   -----------
Total deferred tax assets                             2,543,000     2,198,000
Valuation allowance for deferred tax assets          (2,467,000)    (2,061,000)
                                                     ----------   -----------
Net deferred taxes                                   $       --   $        --
                                                     ==========   ===========

                          SMART GAMES INTERACTIVE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



NOTE N - INCOME TAXES
---------------------

Management has provided a valuation allowance for its net deferred tax assets as the Company has incurred losses since inception.

NOTE O - RELATED PARTY TRANSACTIONS
-----------------------------------

During 1995, the Company borrowed a total of $150,000 from two members of the Board of Directors, which accrued interest at a rate of 10%. These loans, including interest, were repaid prior to December 31, 1995.

During 1996, the Company borrowed a total of $10,000 from the wife of the president of the Company, which accrued interest at a rate of 0%. This loan was repaid out of the net proceeds of the October 1996 private placement.

NOTE P - CONTINGENCIES
----------------------

The Company is subject to potential claims and legal actions arising in the ordinary course of business. Pending claims at December 31, 1996 total approximately $253,000. Management believes that it has defenses of considerable merit and will litigate all pending disputes and/or seek settlements favorable to the Company, but is not able to predict the ultimate outcome of these matters at this time. Accordingly, resolutions unfavorable to the Company could result in material liabilities and charges which have not been reflected in the accompanying financial statements.

NOTE Q - SUBSEQUENT EVENTS
--------------------------

On February 14, 1997, the Company filed a Registration Statement on Form SB-2 in order to register, (i) 538,532 shares of common stock the Company issued to certain trade payable creditors in exchange for cancellation of trade payable indebtedness, (ii) 6,933,333 shares of common stock the Company issued in the October 1996 private placement, (iii) 693,333 shares of common stock to be issued by the Company upon the exercise of 693,333 warrants issued to the placement agent in the October 1996 private placement and (iv) 10,000,000 shares of common stock to be offered by the Company from time to time.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 1997      SMART GAMES INTERACTIVE,  INC.

                          By:    /S/ John D. Lipps
                             -----------------------------------------------
                             John D. Lipps, Chairman of the Board, President and Chief Executive Officer

                          By:    /S/ Nicholas J. Chuma
                             -----------------------------------------------
                             Nicholas J. Chuma
                             Executive Vice President, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                                       Date
---------                                   -----                                       ----
                                            Director, Chairman of the Board             March 25, 1997
      /S/  John D. Lipps                    President and Chief Executive Officer
-----------------------------------
John D. Lipps

                                            Director, Executive Vice President,
     /S/  Nicholas J. Chuma                 Treasurer, Chief Financial Officer          March 25, 1997
-----------------------------------
Nicholas J. Chuma

     /S/  Donald Miller                     Director                                    March 25, 1997
-----------------------------------
Donald Miller

     /S/  Richard Groberg                   Director                                    March 25, 1997
-----------------------------------
Richard Groberg

     /S/  Peter Waite                       Director                                    March 25, 1997
-----------------------------------
Peter Waite
