Form 10QSB
period 1997-03-31
SMART GAMES INTERACTIVE INC
filed 1997-05-15
CIK 915766

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10 - QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED:                    COMMISSION FILE NUMBER
              MARCH 31, 1997                             0-23672


                          SMART GAMES INTERACTIVE, INC.
                          -----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                        34-1692323
-------------------------                   -----------------------------------
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


STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 12,648,244 SHARES OF COMMON STOCK, $.0002 PAR VALUE, AT MAY 15, 1997.


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 12 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES  X                    NO
                              ----                      ----

            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                           YES                       NO  X
                              ----                      ----






--------------------------------------------------------------------------------

                          SMART GAMES INTERACTIVE, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                      INDEX



                                                                                                 Page
                                                                                                 ----
Part 1.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996            3

                  Statements of Operations for the three months ended March 31, 1997
                           and 1996 (unaudited)                                                    4

                  Statements of Cash Flows for the three months ended March 31, 1997
                           and 1996 (unaudited)                                                    5

                  Notes to Financial Statements                                                    6

         Item 2.  Management's Discussion and Analysis                                             7

Part 2.  Other Information                                                                         8

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Default upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                                         9

ITEM 1.  FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                                 BALANCE SHEETS

                                                                                           (UNAUDITED)
                                                                                            March 31, 1997     December 31,1996
                                                                                            --------------     ----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                     $173,458         $482,340

  Accounts receivable, less allowances of $20,000 and $44,000 respectively                        12,780           28,980
Prepaid expenses and other current assets                                                        176,909          171,886
    Inventories:
    Raw Materials                                                                                296,822          301,389
    Work-in-process                                                                              177,194          166,180
    Finished Goods                                                                                83,461           91,374
                                                                                              ----------       ----------
  Total inventories                                                                              557,477          558,843
                                                                                              ----------       ----------
TOTAL CURRENT ASSETS                                                                             920,624        1,242,049

Property and equipment, net                                                                      143,605          165,061

Other noncurrent assets
    Trade Credits, net of valuation reserves of $798,000                                          42,000           42,000
         Other assets, net                                                                        87,727           84,085
                                                                                              ----------       ----------
                                                                                                  29,727           126,085
                                                                                              ----------       ----------

TOTAL  ASSETS                                                                                 $1,193,956       $1,533,195
                                                                                              ==========       ==========

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
CURRENT LIABILITIES
  Current portion of capital lease obligations                                                    $4,577           $5,841
  Accounts payable                                                                               290,404          591,235
  Accrued compensation and related liabilities                                                     4,536            4,328
  Other accrued expenses                                                                         172,038          207,700
                                                                                              ----------       ----------
TOTAL CURRENT LIABILITIES                                                                        471,555          809,104

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                 28,797           28,797

SHAREHOLDERS' EQUITY
  Preferred stock, at par value ($0.0002),
     5,000,000 shares authorized, 0 shares
     issued and outstanding                                                                           --               --
  Common stock, at par value ($0.0002),
      50,000,000 shares authorized; 12,648,244
      issued and outstanding at March 31, 1997 and at December 31, 1996                            2,530            2,530
  Paid in capital                                                                              6,262,943        6,262,943
                                                                                              ----------       ----------
  Accumulated deficit                                                                         (5,571,869)      (5,570,179)
                                                                                              -----------      -----------
                                                                                                 693,604          695,294
                                                                                             -----------          -------

TOTAL  LIABILITIES  AND  SHAREHOLDERS'  EQUITY                                                $1,193,956       $1,533,195
                                                                                              ==========       ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                                   -----------


                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,

                                                               1997           1996
                                                               ----           ----

Net Sales                                                    $33,019         $111,484

Cost of goods sold                                            43,404          120,288
                                                              ------          -------

Gross Margin                                                 (10,385)          (8,804)

Selling, general and administrative expenses                 198,786          167,825

Research and Development Costs                                35,058           34,372
                                                              ------           ------

Loss from operations                                        (244,229)        (211,001)

Other income (expense), primarily interest                     1,535             (900)
                                                               -----             ----

Loss before extraordinary items                             (242,694)        (211,901)

Extraordinary item                                           241,004               --
                                                             -------               --

Net loss                                                     $(1,690)       $(211,901)
                                                             =======        =========

Net loss per common share before extraordinary items          $(0.03)          $(0.06)
                                                              ======           ======

Net loss per common share                                      $0.00           $(0.06)
                                                               =====           ======
Shares used in calculation of net loss
   per common share                                        8,534,532        3,760,440
                                                           =========        =========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                   -----------


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      1997           1996
                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss before extraordinary item                   (242,694)      (211,901)
    Extraordinary item                               241,004             --
                                                   ---------      ---------
Net loss                                              (1,690)      (211,901)

Adjustments to reconcile net loss to net
  Cash used in operating activities:
  Depreciation and amortization                       22,659         21,273
  Accounts receivable allowances                     (23,840)      (113,533)
Cash provided (used) by the change in:
    Accounts receivable                               40,040        245,225
    Inventories                                        1,366         53,782
    Prepaid expenses and other assets                 (9,869)         9,688
    Accounts payable                                (300,830)      (121,752)

   Accrued expenses                                  (35,454)        (6,932)
                                                   ---------      ---------
NET CASH USED BY OPERATING ACTIVITIES               (307,618)      (124,150)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                   --        (15,522)

CASH FLOWS FROM FINANCING ACTIVITIES
    Expenditures for offering                             --        (16,085)
    Repayment of capital lease obligation             (1,264)            --
                                                   ---------      ---------

NET CASH USED BY FINANCING ACTIVITIES                 (1,264)       (16,085)
                                                   ---------      ---------

NET DECREASE IN CASH                                (308,882)      (155,757)

CASH AND CASH EQUIVALENTS, beginning of period       482,340        166,944
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS, end of period            $173,458        $11,187
                                                   =========      =========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the registrant's Annual Report on Form 10-KSB filed on March 31, 1997.


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

NOTE 4. EXTRAORDINARY ITEMS

During the first quarter of 1997, the Company continued a program, which began during the fourth quarter of 1996, whereby it negotiated settlements of outstanding trade payable indebtedness owed by the Company. The Company paid cash of approximately $98,000 in order to settle indebtedness of approximately $355,000. The Company reduced accounts payable and other accrued expenses on its balance sheet by approximately $355,000 and recorded an extraordinary after tax gain of approximately $241,000, net of expenses of approximately $16,000.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS


RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1997 Compared to the Three Months Ended
--------------------------------------------------------------------
March 31, 1996
--------------


Net sales for the three months ended March 31, 1997 were $33,000 as compared to net sales of $111,000 for the same period in 1996. This decrease in net sales is attributable to the Company's inability, due to lack of capital resources, to satisfactorily market its products. International sales, including Canada, for the three month period ended March 31, 1997 were $7,000 as compared to $15,000 over the same period in 1996. Product return accruals for the three months ended March 31, 1997 were $3,000 compared to $0 during the same period in 1996.

Gross margin percentage for the three months ended March 31, 1997 was -31% as compared to -8% for the same period in 1996. This decrease in gross margin percentage was due to the decrease in unit sales volumes, as explained above.

Total operating expenses for the three months ended March 31, 1997 were $234,000, consisting of selling, general and administrative costs of $199,000 and research and development costs of $35,000 compared to total operating expenses of $202,000 for the same period in 1996 consisting of selling, general and administrative costs of $168,000, and research and development costs of $34,000.

For the three months ended March 31, 1997 other income was $2,000 compared to other expense of $1,000 during the same period in 1996.


Financial Condition and Liquidity
---------------------------------

Cash flow used by operations was $307,618 for the three month period ended March 31, 1997 compared to cash flow used by operations of $124,150 for the three month period ended March 31, 1996.

Management estimates that its minimum cash requirements for 1997 are approximately $1,000,000. These minimum cash requirements are as follows:
$160,000 for working capital, $710,000 for sales, marketing and administrative expenses, and $130,000 for research and development costs. Management believes that cash flow generated from operations during 1997 will not be sufficient to meet minimum cash requirements. To address the Company's ongoing serious cash flow problems and to meet its minimum cash requirements, the Company must obtain at least $500,000 through private placements of equity securities to meet its minimum cash requirements and to supplement cash on hand at March 31, 1997 of $173,458. The Company would use the approximately $375,000 in additional net proceeds to finalize the development of its skateboard/snowboard product. This product would be developed for the personal computer and new video game platforms on the market, with revenues generated from this product beginning in 1998.

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



ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                          SMART GAMES INTERACTIVE, INC.
                          -----------------------------



Date: May  15, 1997               /s/ John D. Lipps
     -------------                ----------------------------------------------
                          John D. Lipps, Chairman of the Board, President, Chief
                                  Executive Officer




                                 /s/ Nicholas J. Chuma
                                 -----------------------------------------------
                                 Nicholas J. Chuma, Executive Vice President,
                                 Treasurer Chief Financial Officer and Secretary