Form 10QSB
period 1997-06-30
SMART GAMES INTERACTIVE INC
filed 1997-08-29
CIK 915766

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                FORM 10 - QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:                 Commission File Number
       June 30, 1997                                  0-23672


                        SMART GAMES INTERACTIVE, INC.
                        -----------------------------
      (Exact name of Small Business Issuer as specified in its charter)


       Delaware                                       34-1692323
------------------------               -------------------------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,648,244 SHARES OF COMMON STOCK, $.0002 PAR VALUE, AT AUGUST 28, 1997.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X        No
                                  -----        -----

          Traditional Small Business Disclosure Format (Check One):

                               Yes           No  X
                                  -----        -----

             ---------------------------------------------------

                          SMART GAMES INTERACTIVE, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                                                              Page
                                                                                                              ----
Part 1.  Financial Information

         Item 1. Financial Statements

                  Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996                          3

                  Statements of Operations for the three and six month periods ended June 30, 1997
                           and 1996 (unaudited)                                                                 4

                  Statements of Cash Flows for the six month period ended June 30, 1997
                           and 1996 (unaudited)                                                                 5

                  Notes to Financial Statements                                                                 6

         Item 2. Management's Discussion and Analysis                                                           7

Part 2.  Other Information                                                                                      9

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

ITEM 1.  FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                                 BALANCE SHEETS

                                                                              (UNAUDITED)
                                                                              June 30, 1997   December 31, 1996
                                                                              -------------   -----------------
ASSETS
Current Assets
         Cash and cash equivalents                                            $    27,751       $   482,340
            Accounts receivable, less allowances of $20,000 respectively           12,324            28,980
         Prepaid expenses and other current assets                                 19,793           171,886
         Inventories:
                  Raw Materials                                                   184,107           301,389
                  Work-in-process                                                  40,883           166,180
                  Finished Goods                                                  151,066            91,374
                                                                              -----------       -----------
         Total inventories                                                        376,056           558,843
                                                                              -----------       -----------
Total current assets                                                              435,924         1,242,049

Property and equipment, net                                                        92,720           165,061

Other noncurrent assets
         Trade Credits, net of valuation reserves of $870,200
              and $798,000, respectively                                           45,800            42,000
         Other assets, net                                                         90,557            84,085
                                                                              -----------       -----------
                                                                                  136,357           126,085

TOTAL  ASSETS                                                                 $   665,001       $ 1,533,195
                                                                              ===========       ===========

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current Liabilities
         Current portion of capital lease obligations                         $     3,313       $     5,841
         Accounts payable                                                         426,446           591,235
         Accrued compensation and related liabilities                               9,478             4,328
         Other accrued expenses                                                   164,211           207,700
                                                                              -----------       -----------
Total current liabilities                                                         603,448           809,104

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                  28,797            28,797

SHAREHOLDERS' EQUITY
         Preferred stock, at par value ($.0002),
             5,000,000 shares authorized, 0 shares
              issued and outstanding                                                 --                --
         Common stock, at par value ($0.0002), 50,000,000 shares
              authorized; 12,648,244 shares issued and outstanding at
              June 30, 1997 and at December 31, 1996                                2,530             2,530
         Paid in capital                                                        6,262,943         6,262,943
         Accumulated deficit                                                   (6,232,717)       (5,570,179)
                                                                              -----------       -----------
Total shareholders' equity                                                         32,756           695,294
                                                                              -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $   665,001       $ 1,533,195
                                                                              ===========       ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                       1997               1996               1997              1996
                                                       ----               ----               ----              ----
Net Sales                                          $     57,972       $   451,522       $     90,991       $   563,006

Cost of goods sold                                       63,350           305,107            106,754           425,395
                                                   ------------       -----------       ------------       -----------

Gross Margin                                             (5,378)          146,415            (15,763)          137,611


Selling, general and administrative costs               246,984           113,888            445,770           281,714
Research and Development Costs                           19,552            29,022             54,610            63,394
Non-recurring charges                                   386,744              --              386,744              --
                                                   ------------       -----------       ------------       -----------
Income (Loss) from operations                          (658,658)            3,505           (902,887)         (207,497)

Other expense                                             2,189             5,934                653             6,833
                                                   ------------       -----------       ------------       -----------

Loss before extraordinary items                    $   (660,846)      $    (2,429)      $   (903,540)      $  (214,330)

Extraordinary item                                         --                --              241,004              --
                                                   ------------       -----------       ------------       -----------

Net loss                                           $   (660,846)      $    (2,429)      $   (662,536)      $  (214,330)
                                                   ============       ===========       ============       ===========

Net loss per share before extraordinary items             (0.05)            (0.00)             (0.09)            (0.05)
                                                   ------------       -----------       ------------       -----------

Net loss per common share                                 (0.05)            (0.00)             (0.06)            (0.05)
                                                   ------------       -----------       ------------       -----------

Shares used in calculation of net
loss per common share                                12,648,244         5,523,433         10,311,806         4,616,115
                                                   ------------       -----------       ------------       -----------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                        1997           1996
                                                                     ---------       ---------
Cash flows from operating activities
         Loss before extraordinary item                              $(903,540)      $(214,330)
         Extraordinary item                                            241,004            --
                                                                     ---------       ---------
Net loss                                                              (662,536)       (214,330)
Adjustments to reconcile net loss to net
cash used in operating activities:
         Depreciation and amortization                                  45,546          42,885
         Loss on sale of property and equipment                         23,014            --
         Accounts receivable allowances                                (23,840)       (204,435)
         Non-recurring charges                                         386,744            --
         Sale of inventory for trade credits, net of allowances         (3,800)           --
         Cash provided (used) by the change in:
         Accounts receivable                                            40,495         201,916
         Inventories                                                  (203,957)        199,150
         Prepaid expenses and other assets                             143,204         (43,821)
         Accounts payable                                             (164,789)        (75,991)
         Accrued expenses                                              (38,339)        (41,657)
                                                                     ---------       ---------
NET CASH USED BY OPERATING ACTIVITIES                                 (458,258)       (136,283)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                              (503)         (4,950)
         Proceeds from sale of property and equipment                    6,700            --
                                                                     ---------       ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                         6,197          (4,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable                                                 --            36,635
Repayment of capital lease obligation                                   (2,528)           --
Expenditures for offering                                                 --           (41,285)
                                                                     ---------       ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        (2,528)         (4,650)
                                                                     ---------       ---------

Net decrease in cash                                                  (454,589)       (145,883)
Cash and cash equivilents at beginning of period                       482,340         166,944
                                                                     ---------       ---------

Cash and cash equivilents at end of period                           $  27,751       $  21,061
                                                                     =========       =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the registrant's Annual Report on Form 10-KSB filed on March 25, 1997.

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

NOTE 5. INVENTORY; NON-RECURRING CHARGES

During the second quarter of 1997 and during the fourth quarters of 1996 and 1995, the Company recognized unusual, non-recurring charges of $386,744, $697,303, and $402,644, respectively, related to reducing inventories to net realizable value. Such value is based on managements' estimate of sales of its 16-bit technology products and its baseball products in general for the ensuing years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30,
----------------------------------------------------------------------------
1996
----

Net sales for the three months ended June 30, 1996 were $58,000 as compared to net sales of $452,000 for the same period in 1996. This decrease in net sales is attributable to the Company's inability, due to lack of capital resources, to maintain its operations on more than a minimal level. International sales, including Canada, for the three month period ended June 30, 1997 were $0 as compared to $7,000 over the same period in 1996. Product return accruals for the three months ended June 30, 1997 were $0 compared to $14,000 during the same period in 1996.

Gross margin percentage for the three months ended June 30, 1997 was -9% as compared to 32% for the same period in 1996. This decrease in gross margin percentage was due to the decrease in unit sales volumes, as explained above.

Total operating expenses for the three months ended June 30, 1997 were $653,000, consisting of selling, general and administrative costs of $247,000, research and development costs of $19,000 and a non-recurring charge of $387,000 for inventory write-downs, as compared to total operating expenses of $143,000 for the same period in 1996 consisting of selling, general and administrative costs of $114,000, and research and development costs of $29,000. The Company's selling, general and administrative cost of 247,000 consisted of 84,000 personnel costs, 25,000 marketing and 77,000 of legal/administrative expenses, which expenses were incurred not withstanding operations at a minimal level.

For the three months ended June 30, 1997 other expense was $2,000 compared to $6,000 during the same period in 1996.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30,1996
----------------------------------------------------------------------------

Net sales for the six months ended June 30, 1997 were $91,000 as compared to net sales of $563,000 for the same period in 1996. This decrease in net sales is attributable to the Company's inability, due to lack of capital resources, to maintain its operations on more than a minimal level. International sales, including Canada, for the six month period ended June 30, 1997 were $7,000 as compared to $23,000 over the same period in 1996. Product return accruals for the six months ended June 30, 1997 were $3,000 compared to $14,000 during the same period in 1996.

Gross margin percentage for the six months ended June 30, 1997 was -17% compared to a 24% gross margin during the same period in 1996. This decrease in gross margin percentage was due to the decrease in unit sales volumes, as explained above.

Total operating expenses for the six months ended June 30, 1997 were $887,000, consisting of selling, general and administrative costs of $446,000, research and development costs of $54,000 and a non-recurring charge of $387,000 for inventory write-downs, as compared to total operating expenses of $345,000 for the same period in 1996 consisting of selling, general and administrative costs of $282,000 and research and development costs of $63,000.

Other expense for the six months ended June 30, 1997 was $1,000 as compared to $7,000 in the same period of 1996.

Financial Condition and Liquidity
---------------------------------

Cash flow used by operations was $458,258 for the six month period ended June 30, 1997 compared to cash flow used by operations of $136,283 for the six month period ended June 30, 1996.

Cash flow generated from operations during 1997 is not sufficient to maintain minimum levels of operations. The Company expects that all operations will be significantly reduced to a minimal level until the Company is able to successfully complete long-term debt financing and/or private placements of equity and/or debt securities. To address the Company's severe and ongoing cash flow problems, the Company significantly reduced the level of operations during the second quarter of 1997. Management estimates, however, the Company will require at least $250,000 through private placements of its equity securities to meet minimum cash requirements for the remainder of 1997.

There can be no assurance that the Company will be able to generate or raise sufficient funds to meet minimum liquidity needs in 1997. There can be no assurance that the Company will continue to operate its business at current minimal levels, or at all, beyond September 30th, 1997.

The Company has less than 300 holders of record of its Common Stock. Accordingly, the Company intends to file a Form 15 with the Securities and Exchange Commission which will immediately terminate the Company's obligation to file reports under the SEC Act of 1934. As a result of the filing of Form 15, the Company anticipates that this quarterly report will be its last filing under the SEC Act of 1934.

PART 2. OTHER INFORMATION

ITEM 1           LEGAL PROCEEDINGS

                 None

ITEM 2           CHANGES IN SECURITIES

                 None

ITEM 3           DEFAULTS UPON SENIOR SECURITIES

                 None

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None

ITEM 5           OTHER INFORMATION

                 None

ITEM 6           REPORTS OF FORM 8-K

                 None

The Company intends to file a Form 15 with the Securities and Exchange Commission ("SEC") so as to deregister its securities and to suspend its duty to file any reports required by the Securities Exchange Act of 1934.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                          SMART GAMES INTERACTIVE, INC.
                          -----------------------------

         Date: August 28, 1997                /s/ John D. Lipps
               -------------------            ---------------------------------
                                              John D. Lipps, Chairman of the
                                              Board, President, Chief
                                              Executive Officer