Form 10QSB
period 1997-09-30
SMART GAMES INTERACTIVE INC
filed 1999-02-12
CIK 915766

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:                   Commission File Number
     September 30, 1997                                  0-23672

                         SMART GAMES INTERACTIVE, INC.
                         -----------------------------
       (Exact name of Small Business Issuer as specified in its charter)

        Delaware                                  34-1692323
        --------                                  ----------
 (State of Incorporation)             (IRS Employer Identification Number)

                            2075 Case Parkway South
                              Twinsburg, Oh. 44087
                                 (216) 963-0660
         (Address of principal executive offices and telephone number)

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0002 par value
                         Common Stock Purchase Warrants

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,648,244 SHARES OF COMMON STOCK, $.0002 PAR VALUE, AT FEBRUARY 9, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes             No  X
                                                ---

           Traditional Small Business Disclosure Format (Check One):

                             Yes             No  X
                                                ---

                          SMART GAMES INTERACTIVE, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX


                                                                                                               Page
                                                                                                               ----
Part 1.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996                      3

                  Statements of Operations for the three and nine month periods ended September 30, 1997
                           and 1996 (unaudited)                                                                  4

                  Statements of Cash Flows for the nine month period ended September 30, 1997
                           and 1996 (unaudited)                                                                  5

                  Notes to Financial Statements                                                                  6

         Item 2.  Management's Discussion and Analysis                                                           8

Part 2.  Other Information                                                                                       10

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

ITEM 1.  FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                                 BALANCE SHEETS

                                                                            (UNAUDITED)
                                                                       September 30, 1997     December 31, 1996
                                                                       ------------------     -----------------

ASSETS
Current Assets
         Cash and cash equivalents                                      $              652    $          482,340
        Accounts receivable, less allowances of $32,284
             and $20,000, respectively                                                --                  28,980
         Prepaid expenses and other current assets                                  12,393               171,886
         Inventories:
                  Raw Materials                                                       --                 301,389
                  Work-in-process                                                     --                 166,180
                  Finished Goods                                                    52,280                91,374
                                                                        ------------------    ------------------
         Total inventories                                                          52,280               558,843
                                                                        ------------------    ------------------
Total current assets                                                                65,325             1,242,049

Property and equipment, net                                                         10,519               165,061

Other noncurrent assets
         Trade Credits, net of valuation reserves of $870,200
              and $798,000, respectively                                            45,800                42,000
         Other assets, net                                                               0                84,085
                                                                        ------------------    ------------------
                                                                                    45,800               126,085

TOTAL  ASSETS                                                           $          121,644    $        1,533,195
                                                                        ==================    ==================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current Liabilities
         Note Payable                                                   $           14,000    $             --
         Current portion of capital lease obligations                                 --                   5,841
         Accounts payable                                                          431,702               591,235
         Accrued compensation and related liabilities                               17,689                 4,328
         Other accrued expenses                                                    150,240               207,700
                                                                        ------------------    ------------------
Total current liabilities                                                          613,631               809,104

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                     --                  28,797

SHAREHOLDERS' EQUITY
         Preferred stock, at par value ($.0002),
             5,000,000 shares authorized, 0 shares
              issued and outstanding                                                  --                    --
         Common stock, at par value ($0.0002), 50,000,000 shares
              authorized; 12,648,244 shares issued and outstanding at
              September 30, 1997 and at December 31, 1996                            2,530                 2,530
         Paid in capital                                                         6,262,943             6,262,943
         Accumulated deficit                                                    (6,757,460)           (5,570,179)

Total shareholders' equity                                                        (491,987)              695,294
                                                                        ------------------    ------------------

TOTAL  LIABILITIES  AND  SHAREHOLDERS' EQUITY                           $          121,644    $        1,533,195
                                                                        ==================    ==================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                     1997            1996           1997            1996
                                                     ----            ----           ----            ----

Net Sales                                       $     47,457    $     30,139    $    138,448    $    593,145

Cost of goods sold                                    44,945          24,435         151,699         449,830
                                                ============    ============    ============    ============

Gross Margin                                           2,512           5,704         (13,251)        143,315


Selling, general and administrative costs             87,256         193,545         533,026         475,258
Research and Development Costs                          --            32,495          54,610          95,899
Non-recurring charges                                440,000            --           826,744
                                                ------------    ------------    ------------    ------------
Income (Loss) from operations                       (524,744)       (220,336)     (1,427,631)       (427,832)

Other expense                                           --             9,675             653          16,509
                                                ------------    ------------    ------------    ------------
Loss before extraordinary items                 $   (524,744)   $   (230,011)   $ (1,428,284)   $   (444,341)
Extraordinary item                                      --              --           241,004            --
                                                ------------    ------------    ------------    ------------

Net loss                                        $   (524,744)   $   (230,011)   $ (1,187,280)   $   (444,341)
                                                ============    ============    ============    ============

Net loss per share before extraordinary items          (0.04)          (0.04)          (0.11)          (0.09)
                                                ------------    ------------    ------------    ------------

Net loss per common share                              (0.04)          (0.04)          (0.09)          (0.09)
                                                ------------    ------------    ------------    ------------

Shares used in calculation of net
loss per common share                             12,648,244       5,523,433      12,648,244       5,165,476
                                                ------------    ------------    ------------    ------------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       1997           1996
                                                                  -----------    -----------
Cash flows from operating activities
         Loss before extraordinary item                           $(1,428,284)   $  (444,341)
         Extraordinary item                                           241,004           --
                                                                  -----------    -----------

Net loss                                                           (1,187,280)      (444,341)
Adjustments to reconcile net loss to net
cash used in operating activities:
         Depreciation and amortization                                 46,194         64,513
         (Gain) Loss on sale of property and equipment                 23,014            (56)

         Accounts receivable allowances                               (36,124)      (197,435)
         Non-recurring charges                                        826,744        (24,506)

         Sale of inventory for trade credits, net of allowances        (3,800)          --
         Cash provided (used) by the change in:
         Accounts receivable                                           65,104        423,701
         Inventories                                                 (180,181)       136,430
         Prepaid expenses and other assets                            182,529        (99,510)
         Accounts payable                                            (159,533)       (49,918)
         Accrued expenses                                             (44,099)       (67,059)
                                                                  -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES                                (467,332)      (258,181)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                             (503)        (4,950)
         Proceeds from sale of property and equipment                   6,700            350
                                                                  -----------    -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        6,197         (4,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable                                              14,000        456,396
Repayment of notes payable                                               --         (306,396)
Repayment of capital lease obligation                                  (5,841)          --
Expenditures for offering                                                --          (51,017)
                                                                  -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       11,472         98,983
                                                                  -----------    -----------

Net decrease in cash                                                 (481,688)      (163,798)
Cash and cash equivalents at beginning of period                      482,340        166,944
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $       652    $     3,146
                                                                  ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended SEPTEMBER 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the registrant's Annual Report on Form 10-KSB filed on March 25,1997.

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

NOTE 5.  INVENTORY; NON-RECURRING CHARGES

During the third quarter of 1997 the Company recognized an unusual, non-recurring charge of $300,000 related to reducing all inventories to net realizable value. This charge was necessary due to the termination of the president and chief executive officer, John D. Lipps, whereby, pursuant to an agreement between the Company and Mr. Lipps, patents assigned by Mr. Lipps to the Company reverted back to him upon certain events. Since the Company can no longer sell its products, it is unlikely that it will operate as an ongoing concern with its present business.

During the second quarter of 1997 and during the fourth quarters of 1996 and 1995, the Company recognized unusual, non-recurring charges of $386,744, $697,303, and $402,644, respectively, related to reducing inventories to net realizable value. Such value is based on managements' estimate of sales of its 16-bit technology products and its baseball products in general for the ensuing years.

NOTE 6.  ASSETS;  NON-RECURRING CHARGES

During the third quarter of 1997 the Company recognized an unusual, non-recurring charge of $140,000 related to reducing certain assets and patents to net realizable value. This charge was necessary due to the termination of the president and chief executive officer, John D. Lipps, whereby, pursuant to an agreement between the Company and Mr. Lipps, patents assigned by Mr. Lipps to the Company reverted back to him upon certain events. Since the Company has ceased operations, it will not operate as a going concern with its former business.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

RESULTS OF OPERATIONS
---------------------
Three Months Ended September 30, 1997 Compared to the Three Months Ended
------------------------------------------------------------------------
September 30, 1996
------------------

The Company has ceased operations, terminated all employees and is not likely to restart operations with its former business.

Net sales for the three months ended September 30, 1996 were $47,000 as compared to net sales of $30,000 for the same period in 1996. International sales, including Canada, for the three month period ended September 30, 1997 were $2,000 as compared to $10,000 over the same period in 1996. Product return accruals for the three months ended September 30, 1997 were $ 0 compared to $34,000 during the same period in 1996.

Gross margin percentage for the three months ended September 30, 1997 was 5% as compared to 19% for the same period in 1996.

Total operating expenses for the three months ended September 30, 1997 were $527,000, consisting of selling, general and administrative costs of $247,000, research and development costs of $0 and a non-recurring charge of $440,000 for inventory and asset write-downs, as compared to total operating expenses of $226,000 for the same period in 1996 consisting of selling, general and administrative costs of $194,000, and research and development costs of $32,000.

For the three months ended September 30, 1997 other expense was $0 compared to $10,000 during the same period in 1996.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September
--------------------------------------------------------------------------------
30, 1996
--------

The Company has ceased operations, terminated all employees and is not likely to restart operations with its former business.

Net sales for the nine months ended September 30, 1996 were $138,000 as compared to net sales of $593,000 for the same period in 1996. This decrease in net sales is attributable to the Company's inability, due to lack of capital resources, to satisfactorily market its products. International sales, including Canada, for the nine month period ended September 30, 1997 were $2,000 as compared to $49,000 over the same period in 1996. Product return accruals for the nine months ended September 30, 1997 were $0 compared to $48,000 during the same period in 1996.

Gross margin percentage for the nine months ended September 30, 1997 was -9% compared to a 24% gross margin during the same period in 1996. This decrease in gross margin percentage was due to the decrease in unit sales volumes, as explained above.

Total operating expenses for the nine months ended September 30, 1997 were $1,414,000, consisting of selling, general and administrative costs of $533,000, research and development costs of $54,000 and a non-recurring charge of $827,000 for inventory and asset write-downs, as compared to total operating expenses of $571,000 for the same period in 1996 consisting of selling, general and administrative costs of $475,000 and research and development costs of $96,000.

Other expense for the nine months ended September 30, 1997 was $1,000 as compared to $17,000 in the same period of 1996.

Financial Condition and Liquidity
---------------------------------

Cash flow used by operations was $467,332 for the nine month period ended September 30, 1997 compared to cash flow used by operations of $258,181 for the nine month period ended September 30, 1996.

During the third quarter of 1997, the Company terminated all employees, including the president and chief executive officer, Mr. John D. Lipps. Due to this termination, all patents assigned by Mr. Lipps to the Company reverted back to Mr. Lipps. Since the Company has ceased operations it will not operate as a going concern with its former business. As a consequence, the Company has written incurred unusual, non-recurring charges related to reducing the value of inventories and certain assets to net realizable value.

During the third quarter of 1997, the Companys' largest creditor received a judgment lien against all the Companys' assets, excluding certain intangible assets.

The Company will not be able to generate or raise sufficient funds to meet minimum liquidity needs in 1997 and repay any liabilities of the Company.

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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                          SMART GAMES INTERACTIVE, INC.



         Date: February 8, 1999                 /S/ Nicholas J. Chuma
               ----------------                 ---------------------------
                                                Nicholas J. Chuma, Director