Form 10KSB
period 1997-12-31
SMART GAMES INTERACTIVE INC
filed 1999-02-16
CIK 915766

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER 0 - 23672

                          SMART GAMES INTERACTIVE, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                   34-1692323
   (state or other jurisdiction of                (I.R.S. Employer
   incorporation of organization)                 identification No.)

     1633 17TH STREET
     CUYAHOGA FALLS, OHIO                             44223
(Address of Principal Executive Offices)            (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (330) 929 3682

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                     COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports).

     Yes                                        No.  X
        -----------                                -----------

                                  -------------

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                   Yes     No X
                                                                      ---    ---

     The number of shares outstanding of the Registrant's common stock is 12,648,244. The Registrant is an inactive company. Accordingly, no estimate can be made of the market value.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Preliminary Proxy Statement for its 1999 Annual Meeting of Shareholders, which the Issuer intends to convene upon approval of this proxy. This is incorporated by reference into Part III.

                                     PART I
ITEM 1. BUSINESS

      The Registrant was incorporated in October, 1991 as an Ohio corporation, then subsequently moved its domicile to the State of Delaware. The Company's business formerly consisted of the consumer electronics industry. The Company formerly created, designed, developed and assembled interactive electronic game simulators that incorporated Company owned hardware and software technology. These products were marketed under the trade names Pro Swing, TeeV Golf, PC Golf, Batter Up and PC Batter Up. Since September of 1997, the Company has not been active. In 1998, management neglected to file franchise taxes with the State of Delaware on March 1, 1998. Similarly, the management of the registrant neglected to file with the SEC either the regular reports that are are required of all companies that have securities registered under the Exchange Act or a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Company remained a Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations. According to the last published quotation for the Company's Common Stock, the published bid is 0.006 and the ask is 0.009. There has been no trading activity for the past year.

     On February 2, 1999, management convened a Board Meeting and formally decided to approve a merger of the Company with Brandmakers, Inc. Brandmakers, Inc. is a Georgia domiciled company. Previous to the convening of this Board Meeting, Brandmakers, Inc. commenced discussions with the creditors of the Company and initiated, at its own expense, the preparation of an annual audit of the Company's operations for the year 1997. Brandmakers, Inc. will also pay the obligation of the Registrant which is owed to Delaware. Upon clearing comments with its Preliminary Proxy, the Company will be lawfully incorporated, validly existing and in good standing under the laws of the State of Delaware.

PROPOSED OPERATIONS

     While the Registrant has no active management or ongoing operations and has not engaged in any business activities since September of 1997, Brandmakers, Inc. believes that it may be able to recover some value for the stockholders through the adoption and implementation of a Merger whereby Brandmakers, Inc. will be acquired by the Company and the Company will assume control over the properties and business operations of Brandmakers, Inc. At the same time, management of Brandmakers, Inc. will replace the former management and the principals of Brandmakers, Inc. will become the new Directors of the Company.

     If the Plan of Brandmakers is approved by the Stockholders, the Company's debt will be completely restructured and assumed by Brandmakers and the Company itself will be fully reactivated by merging all the existing operations of Brandmakers into the Company. [See Brandmakers Existing Operations] This part of the Plan is termed the Acquisition of Brandmakers. The Company will further be used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a further business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation.

                                       (2)

     Brandmakers, Inc. operates its corporate headquarters at 1325 Suite C, Capital Circle N.W., Lawrenceville, Georgia 30043. Its telephone number is (770) 338 1958 and its telecopier phone number is (770) 338 9331. Brandmakers' email address is brandmks@mindspring.com. Presently, Brandmakers' products consist of the following.

      Mailstart was founded in 1997 and acquired by Brandmakers in June of 1998. Mailstart is similar to Hotmail Corporation, the firm recently acquired by Microsoft. Like Hotmail Corporation, Mailstart integrates the core functionality of text-based email messages with the multimedia and global access capabilities of the World Wide Web to enable a customer to gain access to the Internet from any place in the world to all current email boxes from any Internet enabled computer. Mailstart serves as a virtual gateway to your POP3 email accounts, providing the ability to remotely check, send, reply, forward or delete any email message you may have waiting for you at your own local server. Mailstart allows other sites to utilize and customize its POP3 email access solution through two different programs known as Form Control and Template Program. These programs are ideal for sites needing a low cost universal email access solution for their users. Participation in the Form Control Program is free and requires minimal effort by the participant.

     Mailstart is introducing a new product called Mailstart Plus. Mailstart Plus will offer additional features such as multiple email address support, zero wait technology, folders, trashcan, message, status tracking, MIME Encoded attachment handling, signature file, address book, multiple resolution support and content sensitive help system.

     Internet Browsers The usage of the Internet is growing rapidly and public browsers will increase in popularity. There are 75 million E-mail addresses and the numbers are increasing daily. Five prototypes for browsers are in the field. Brandmakers is deciding upon the software to use on a permanent basis. Discussions are also being held with an internet service provider.

      Virtual Reality Golf Brandmakers produces a large, computerized golf game with a 34 inch monitor screen and mat. The player uses a golf club and thanks to images projected on the television's screen, hits a fictional ball and plays a round of golf on any one of fifteen world renown golf courses diplayed on the monitor with excellent graphics. The patented club with a wand activates the ball on the screen when passing over the patented sensor pad. The software is sufficiently sophisticated to ascertain the difference between driving, pitching or putting. The golf game has been a major contributor to sales for Brandmakers over the past two years. The potential market includes sales to affluent individuals for home use, corporate recreation centers and vending distributors.

     Skill Machines Brandmakers attended an exhibit at Lake Arrowhead in Oklahoma on Indian land and received a favorable interest in this equipment. There appears to be a significant potential in Oklahoma and other native American reservations across the country. At present we are adding bill acceptors and printers as well as doing the final testing prior to placement.

      Laser Cue Brandmakers is in the process of assembling ten production prototypes for this cue that will be advertised and highlighted in a video as a training cue. This project is several

                                       (3)
months behind schedule, after having rejected three prototypes made by the "experts". Brandmakers finally decided on the material to be used for the shaft as well as the appropriate construction to make the cue strong and professional in appearance. The ten prototype cues will be used for production quotes and marketing, including the making of a two minute video. Brandmakers has numerous marketing ideas for Laser Cue and will be discussing a possible infomercial. Brandmakers is counting on the cue to provide a substantial income over the next few years. Our timing is to have the 10 production prototypes completed by the end of November, 1998, and production pricing and tooling costs as well as an order placed for 5,000 cues by mid-February, 1999. Realistically, production for the initial order will take 60 to 90 days.

      Mario Nintendo Arcade Game This is a dual laser gun game, which will have significant appeal to the young with movement of Mario, a Dragon, Dolphins and other targets. This product is ideal for pizza places such as Chuck E Cheese, for arcades and for Carnivals. It has worldwide appeal and the prototype should be ready by May 1999. Brandmakers has a marketing plan and anticipates substantial orders.

     Dual Vend Prepaid Phone Card Machines Brandmakers two column machines are priced at the very low end of the market. Our dispensing mechanisms were acquired inexpensively and allow us to maintain this pricing, although design improvements in the cabinet and circuit board will lead to a small price increase. We will advertise these machines in February, 1999.

      Postcard Machines Brandmakers may be the only firm manufacturing postcard vending machines. Postage is added so the cards are ready to mail, which is quite a convenience. At this time we have placed several machines in Orlando, Florida and are in the process of locating more and relocating others. We have not yet proven the potential but our field experience is informing Brandmakers of where to locate this equipment and where not to locate this equipment. We believe there will be a good market but it is too early to draw any conclusions.

     Computer Disk Dispenser Brandmakers currently has two machines at Colleges dispensing computer disks and copycards (cards to insert in copying machines to make copies). Brandmakers can also add a column to dispense prepaid phone cards or dispense the phone cards instead of copy cards. Two other colleges have these machines which dispense computer disks only from two columns. Research indicates computer labs in colleges and universities will be our primary market and sales will commence in December, 1998. Colleges advise us that no one makes a dispenser of computer disks and that is the primary reason we are entering that market.

     Hospitality Innovators This firm was founded in 1994 and acquired by Brandmakers in May of 1998. This company distributes an On Premise Communication system for various industries, but most notably for restaurants. The core product of this firm is the Coaster Call, a Guest Paging System from Long Range Systems. Such high profile restaurant chains as Applebee's, Ruby Tuesday, Bennigan's, Long Horn Steakhouse and Outback have recently adopted the Coaster Call as a system for organizing its patrons that are waiting for tables. When a guest arrives at one of these restaurants, they are handed a coaster. They are told that when this coaster lights up and vibrates, their table is ready and they should return to the Hostess Stand.

                                       (4)

The guest may take this coaster and wander through an adjoining mall or even leave the building, without fear of losing their place in the queue for fear of not hearing their names when they are called by the Hostess. The Coaster Call has become a popular mechanism for relieving stress among waiting restaurant patrons. It has also eliminated the crowding that occurs in a restaurants entry way. Finally, because the line is no longer visually apparent to a person entering the restaurant, the prospect of waiting for a table is more agreeable.

      Hospitality has been the number one sales organization for this system since the product was introduced three years ago, selling over 90% of all systems worldwide. Since its inception in 1988, the On Premise paging industry has realized sales growth of over $50 million per year. In addition to its "Coaster Call", Hospitality Innovators has other paging systems in use with companies such as Motorola, Long Range Systems, SIGnologies and Visiplex. Hospitality has sold systems to numerous churches, dental offices and doctors offices.

      Hospitality Innovators has its headquarters in Lawrenceville, Georgia. Substantial growth is projected to come from the silent paging portion of this business this year, as well as from restaurants over the past two years. As of the end of October, 1998 the company had over 300 current customers.

      Washburn Illustration and Design This firm is seminal to the strategic brand recognition philosophy of Brandmakers. Although web related, this division of brandmakers will also have carry over responsibililties in the areas of point of purchase and packaging design. Long standing clients of this firm include Coca Cola, McDonald's and Burger King.

ITEM 2. PROPERTIES

      None.

ITEM 3. LEGAL PROCEEDINGS

      None. The Company does have outstanding judgments for overdue taxes owed to Summit County and a Judgment held by Miles Rubber and Packaging on substantially all of the Company's assets. Brandmakers is aware of these liabilities and settlements have been negotiated, subject to and conditioned upon approval of the Brandmakers Plan by the stockholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Upon filing this 10-K and all necessary 10-Q's, clearing comments for its proposed Proxy Statement and resuming its status as a corporation in good standing with the State of Delaware, the Company will mail to all security holders of record a Proxy Statement, a preliminary copy of which is attached to this Form 10-K and incorporated by reference. In response to this question, the reader is respectfully referred to this Proxy Statement, which sets forth all matters to be submitted to a vote of the security holders.

                                       (5)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

     There is no established public trading market for the Registrant's securities.

ITEM 6. SELECTED FINANCIAL DATA.

     In response to this question, the reader is respectfully referred to the attached Financial Statements, all of which are hereby incorporated by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company has no operations and no income. This condition has persisted since September of 1997. This 10K is for the purpose of providing financial information in regard to the previous 15 months while the Company has been inactive. Brandmakers, with management's approval, has retained the firm of Harmon & Company, CPA, Inc. to reconstruct financial statements to bring the Registrant back into full compliance with its reporting responsibilities under the Exchange Act. It is the intention of the acting management to seek stockholder approval for a merger and acquisition of Brandmakers, Inc. If approved, Brandmakers, Inc. will cause the Company to once again become an operating public company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     For the information called for by this Item, see the Financial Statements attached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Mr. James Chuma, age 39, has assumed the duties of acting Secretary and Messrs. Chuma, Peter Waite and Donald Miller constitute the present Board. These gentlemen are performing a caretaker operation while Brandmakers, Inc. conducts its due diligence and prepares the necessary documentation for the convening of the 1999 Annual Meeting. If approved by the stockholders, Messrs. Chuma, Waite and Miller will be replaced by the principals of Brandmakers, Inc., namely Geoff Williams, age 54, Robert J. Palmquist, age 67, and Joy Williams, age 41.


                                       (6)

ITEM 11. EXECUTIVE COMPENSATION.

     Neither the officers or directors receive compensation from the Registrant for services performed.

Employment Contracts

     Mr. Lipps, the former Chief Executive Officer, entered into an employment contract with the Company on January 1, 1993 for a term of seven years. The term is automatically renewable from year to year thereafter unless either party terminates the contract with written notice ninety (90) days prior to the end of the seventh year or any subsequent year. The agreement provides for a base monthly salary of $10,000 which can only be increased with Board approval. This employment agreement was terminated and, hence, payments from October 1, 1997 through December 31, 1999 were never made. Mr. Lipps has agreed to a covenant-not-to-compete for two years subsequent to his termination or resignation from the Company, unless such termination is in breach of the agreement.

Messrs. Chuma, the former chief financial officer, has an employment contract with the Company commencing January 1, 1993 for a term of two years and which are automatically renewable from year to year thereafter unless either party terminates the contract with written notice ninety (90) days prior to the end of the second year or any subsequent year. In 1997 the employment contract was terminated and, hence, payments from June 1, 1997 through December 31, 1997 were never made. The contract provided for a base monthly salary of $6,250 Messrs Chuma which can only be increased with Board approval. This former officers has agreed to a covenant-bot-to-compete for two years subsequent to termination or resignation, unless such termination is in breach of the agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Title of Class           Name / Address             Amount of Shares         Percent of
                                Beneficial Owner        Beneficial Owner            Class
     Common Stock             Michael Taglish                 650,966                   5%

                               Robert Taglish               1,050,966                   8%

      Management holds an insignificant amount of stock in the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      No officer, director or family member of an officer or director is indebted to the Registrant.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS.

      The following documents are hereby filed with this report.

      Independent Auditor's Report dated January 15, 1999.
      Balance Sheet of December 31, 1997 and 1996
      Statements of Operations for the Years ended December 31, 1997 & 1996 Statement of Shareholders' Equity for the years ended December 31, 1997 & 1996
      Statement of Cash Flows for the years ended December 31, 1997 & 1996

      2. Preliminary Proxy Statement, filed concurrently with this 10KSB

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                Smart Games Interactive, Inc.

Date: February 12, 1999                         By  /s/ Nicholas J Chuma
     -------------------                          -----------------------------
                                                    James Chuma, Acting Director
                                                    Acting Secretary

                                       (7)

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Date: February 12, 1999            By: /s/ Peter Waite
      -----------------                ----------------------------
                                       Peter Waite, Acting Director

Date: February 12,1999             By: /s/ Donald Miller
      ----------------                 -----------------------------
                                       Donald Miller, Acting Director

                                         ===============================
                                             SMART GAMES INTERACTIVE,
                                                       INC.

                                               FINANCIAL STATEMENTS
                                                         &
                                           INDEPENDENT AUDITOR'S REPORT

                                             DECEMBER 31, 1997 & 1996
                                         ===============================





                            ========================
                                HARMON & COMPANY,
                                    CPA, INC.
                            ========================

                                           ============================
                                             SMART GAMES INTERACTIVE,
                                                       INC.
                                           ============================


                                TABLE OF CONTENTS


Independent Auditors' Report   .............................................................................. Page 2

Financial Statements
   Balance Sheets as of December 31, 1997 and 1996  ......................................................... Page 3
   Statements of Operations for the years ended December 31, 1997 and 1996   ................................ Page 4
   Statements of Shareholders' Equity for the years ended December 31, 1997 and 1996   ...................... Page 5
   Statements of Cash Flows for the years ended December 31, 1997 and 1996   ................................ Page 6
   Notes to Financial Statements    ......................................................................... Page 7

[LETTERHEAD H&C]


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Smart Games Interactive, Inc.

         We have audited the accompanying balance sheets of Smart Games Interactive, Inc. (known as Sports Sciences, Inc. prior to merger with and into Smart Games Interactive, Inc. on October 11, 1996 (see Note A)) as of December 31, 1997 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Smart Games Interactive, Inc. as of December 31, 1996, were audited by other auditors whose report dated March 24, 1997 expressed an unqualified opinion and included an explanatory paragraph on going concern matters. (see Notes A and B)

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the financial position of Smart Games Interactive, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has incurred losses since its start-up and is not currently generating sufficient cash flows from operations. This situation raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are set forth in Notes A, B and N. The financial statements include all necessary adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



Harmon & Company, CPA, INC.
--------------------------------------------------------------
HARMON & COMPANY, CPA, INC.
October 20, 1998 except as to the information presented in Notes A, B and N for which the date is January 15, 1999.

Phone 614-792-9833                  Members of the AICPA...SEC Practice Section
Fax   614-792-9834                  Ohio Society of Certified Public Accountants

                          SMART GAMES INTERACTIVE, INC.
                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                                                                             1997           1996
                                                                                             ----           ----
                                                Assets
Current Assets
--------------
 Cash                                                                                    $     2,578    $   482,340
 Accounts Receivable, less allowances of $32,284 and
  $44,000, respectively                                                                        1,925         28,980
 Inventories
  Raw Materials                                                                                  -0-        301,289
  Work-In-Process                                                                                -0-        166,180
  Finished Goods                                                                              21,300         91,374
                                                                                         -----------    -----------
                 Total Inventories                                                            21,300        558,843
                                                                                         -----------    -----------
 Prepaid Expenses and Other Current Assets                                                     1,000        171,886
                                                                                         -----------    -----------
               Total Current Assets                                                           26,803      1,242,049
                                                                                         -----------    -----------
Property, Plant & Equipment, less Accumulated Depreciation and Amortization
---------------------------------------------------------------------------
 Machinery & Equipment                                                                        10,462        325,471
 Computer & Communication Equipment                                                           50,446         84,983
 Furniture & Fixtures                                                                         29,170         31,095
 Leasehold Improvements                                                                          -0-          3,283
 Capital Leases                                                                                  -0-         37,860
                                                                                         -----------    -----------
                                                                                              90,078        482,692
 Less Accumulated Depreciation and Amortization                                              (80,456)      (317,631)
                                                                                         -----------    -----------
          Total Property, Plant & Equipment                                                    9,622        165,061
                                                                                         -----------    -----------
Other Assets
------------
 Trade Credits, net of valuation reserves of $798,000 in 1996                                    -0-         42,000
 Other Assets, net                                                                               -0-         84,085
                                                                                         -----------    -----------
                Total Other Asset                                                                -0-        126,085
                                                                                         -----------    -----------
                           Total Assets                                                  $    36,425    $ 1,533,195
                                                                                         -----------    -----------
                                        Liabilities and Shareholder's Equity (Deficit)
Current Liabilities
 Current portion of Capital Lease Obligations                                                   $-0-    $     5,841
 Note Payable                                                                                 14,000            -0-
 Accounts Payable                                                                            577,252        591,235
 Accrued Compensation and Related Liabilities                                                 15,000          4,328
 Other Accrued Expenses                                                                       46,328        207,700
                                                                                         -----------    -----------
              Total Current Liabilities                                                      652,580        809,104
                                                                                         -----------    -----------
Long-term Liabilities
---------------------
 Capital Lease Obligations. net of current portion                                               -0-         28,797
                                                                                         -----------    -----------
Shareholders' Equity (Deficit)
------------------------------
 Preferred Stock, at par value ($.0002), 5,000,000 shares authorized,
 -0- shares issued and outstanding                                                               -0-            -0-
 Common Stock, at par value ($.0002), 50,000,000 shares authorized,
 12,648,244 shares issued and outstanding in 1997 and 1996, respectively                       2,530          2,530
 Paid-in Capital                                                                           6,262,943      6,262,943
 Accumulated Deficit                                                                      (6,881,628)    (5,570,179)
                                                                                         -----------    -----------
         Total Shareholders' Equity (Deficit)                                               (616,155)       695,294
                                                                                         -----------    -----------
     Total Liabilities & Shareholders' Equity (Deficit)                                  $    36,425    $ 1,533,195
                                                                                         -----------    -----------


                 See accompanying notes to financial statements

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1997 and 1996

                                                          1997             1996
                                                          ----             ----

Net Sales                                             $    159,133    $    663,406
Cost of Goods Sold                                         143,754         537,921
                                                      ------------    ------------
                   Gross Margin                             15,379         125,485
                                                      ------------    ------------
Selling, General and Administrative Costs                  769,809         791,532
Research and Development Costs                               1,433         133,216
Non - recurring Charges                                    783,620         697,303
                                                      ------------    ------------
                                                         1,554,862       1,622,051
                                                      ------------    ------------
         Loss from Operations                           (1,539,483)     (1,496,566)
Other Expenses                                              12,970          25,243
                                                      ------------    ------------
  Loss before Extraordinary Items                       (1,552,453)     (1,521,809)
Extraordinary Items                                        241,004         201,150
                                                      ------------    ------------
              Net Loss                                ($ 1,311,449)   ($ 1,320,659)
                                                      ------------    ------------
Net Loss per common share before extraordinary item   ($      0.12)   ($      0.23)
                                                      ------------    ------------
Net Loss per common share                             ($      0.10)   ($      0.20)
                                                      ------------    ------------
Shares used in calculation of net loss per share        12,648,244       6,692,154
                                                      ------------    ------------

                 See accompanying notes to financial statements

                          SMART GAMES INTERACTIVE, INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 1997 and 1996

                                                   Common Stock                                         Total
                                                   ------------            Paid in     Accumulated   Shareholders'
                                               Shares           Amount     Capital       Deficit        Equity
                                               ------           ------     -------       -------        ------
  Balance December 31, 1995                    5,176,379        $1,035    $4,803,192   ($4,249,520)     $554,707

Issuance of common stock for cancellation
   of indebtedness                               538,532           108       385,998                     386,106

  Issuance of common stock for cash
   pursuant to private placements              6,933,333         1,387     1,298,613                   1,300,000
   Expenditures for private placement                                       (224,860)                   (224,860)
   Net Loss                                                                             (1,320,659)   (1,320,659)
   --------------------------------------------------------------------------------------------------------------
   Balance December 31, 1996                  12,648,244         2,530     6,262,943    (5,570,179)      695,294
   --------------------------------------------------------------------------------------------------------------
   Net Loss                                                                             (1,311,449)   (1,311,449)
   --------------------------------------------------------------------------------------------------------------
   Balance December 31, 1997                  12,648,244        $2,530    $6,262,943   ($6,881,628)    ($616,155)
   ==============================================================================================================


                 See accompanying notes to financial statements

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1997 and 1996
                           Increase (Decrease) in Cash

                                                                 1997             1996
                                                                 ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Loss before extraordinary activities                      ($1,552,453)   ($1,521,809)
   Extraordinary item                                            241,004        201,150
                                                             -----------    -----------
   Net loss                                                   (1,311,449)    (1,320,659)
   Adjustments to reconcile net loss to net cash used
   --------------------------------------------------
    by operating activities
    -----------------------
    Depreciation and amortization                                 10,374         95,933
    Accounts receivable allowances                                11,716       (164,278)
    Adjustment of valuation reserves                            (538,186)           -0-
    Non - recurring charges                                      783,620        697,303

     Cash provided (used) by the change in:
      Accounts receivable                                         27,055        436,932
      Inventories                                                537,543        173,568
      Prepaid expenses and other assets                          170,886       (124,194)
      Note Payable                                                14,000            -0-
      Accounts payable                                           (13,983)      (446,339)
      Accrued expenses                                          (150,700)       (98,943)
                                                             -----------    -----------
           NET CASH USED BY OPERATING ACTIVITIES                (459,124)      (750,677)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchases of property and equipment                               -0-         (5,845)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   Proceeds from issuance of common stock, net of expenses           -0-      1,075,140
   Issuance of notes payable                                      14,000        466,396
   Repayment of notes payable                                        -0-       (466,396)
   Repayment of capital lease obligations                        (34,638)        (3,222)
                                                             -----------    -----------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (20,638)     1,071,918
                                                             -----------    -----------
NET INCREASE (DECREASE) IN CASH                                 (479,762)       315,396
                                                             -----------    -----------
Cash and Cash equivalents, beginning of year                     482,340        166,944
                                                             -----------    -----------
Cash and Cash equivalents, end of year                       $     2,578    $   482,340
                                                             -----------    -----------


                 See accompanying notes to financial statements

                         SMART GAMES INTERACTIVE, INC.
                          Notes to Financial Statements
                           December 31, 1997 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND NATURE OF PRIOR OPERATIONS - Smart Games Interactive, Inc. (the Company) is engaged in the consumer electronics industry. The Company designs, develops and manufactures interactive electronic game simulations that incorporate the Company-owned hardware and software technology. The Company's products are sold throughout the United States and internationally.

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

         WINDING DOWN AND TERMINATION OF OPERATIONS - Cash flow generated from operations during 1997, and prior years, was not sufficient to maintain operations. During 1997, the Company started planning for possible long term debt financing and/or private placements of equity and/or debt securities. The Company's efforts to obtain long term debt financing, a private placement of equity or debt securities were not successful. To address the Company's severe and ongoing cash flow problems, the Company significantly reduced the level of operations during the second quarter of 1997 and accordingly proceeded to close down all operations of the Company in the last half of 1997. Accordingly, the Company terminated all employees, including the president and chief executive officer, John D. Lipps. Due to this termination, all patents assigned by Mr. Lipps to the Company reverted back to Mr. Lipps. The Company has incurred certain non-recurring charges totaling $783,620 as a result of reducing the inventories and certain assets to net realizable values and returning the patents. The following is summary of non-recurring charges:

                                                              1997         1996
--------------------------------------------------------------------------------
Inventory valuation adjustments and writeoffs                $512,767   $ 67,303
Property & Equipment valuation adjustments and writeoffs      155,439      - 0 -
Patents                                                        73,414      - 0 -
Writeoff of Trade Credits                                      42,000    630,000
                                                             --------   --------
                          Total Non-recurring items          $783,620   $697,303
                                                             ========   ========

         In addition, and as more fully explained in Note N, the Company has submitted to the Board of Directors a draft of an Acquisition and Merger Agreement whereby in a reverse merger, the Company would acquire Brandmakers, Inc., a Georgia corporation. Under the terms of the agreements Brandmakers, Inc. would be merged into the Company.

         Prior to and in anticipation of the merger, the principals of Brandmakers, Inc. have, on the Company's behalf, continued the program whereby it negotiated settlements of outstanding trade payable indebtedness owed by the Company. Brandmakers has executed and/or agreed to issue notes payable and/or cash of approximately $147,597 in order to settle indebtedness of approximately $597,597. (See Note N.)

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)


         CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash investments with financial institutions and, although at December 31, 1996 they had invested amounts in excess of federal insurance limits, management did not feel that the Company was exposed to any substantial credit risk. As previously indicated, the Company significantly reduced the level of operations during the second quarter of 1997 and accordingly proceeded to close down all operations of the Company in the last half of 1997. All risks with respect to accounts receivable, valuation allowances and appropriate reserves have been considered.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         INVENTORIES - The Company values its inventories at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) method. Inventories at December 31, 1997 were at minimal levels and represented primarily slow-moving and obsolete items which were sold or liquidated in 1998.

         PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from five to seven years. Repairs and maintenance costs are charged to expense as incurred.

         OTHER ASSETS, NET - At December 31, 1996, other assets consisted primarily of patents and trademarks which were stated at cost. The Company capitalizes the costs associated with obtaining patents and trademarks, primarily legal expenses and filing fees. On an ongoing basis, the Company evaluates the carrying value of its patents and trademarks and adjusts for any impairment in value. Amortization is computed on a straight-line basis over the estimated useful life of the patent or trademark, not to exceed 17 years for patents and 40 years for trademarks. Amortization expense for the years ended December 31, 1997 and 1996 was $10,671 and $10,671, respectively. Accordingly, the Company terminated all employees, including the president and chief executive officer, John D. Lipps. Due to this termination, all patents assigned by Mr. Lipps to the Company reverted back to Mr. Lipps and a $73,414 non-recurring charge was recorded.

         REVENUE RECOGNITION - The Company recognizes revenue when goods are shipped to customers except for inventory shipped on a consignment basis. Revenue from consignments is recognized when the consignee sells the product to individual consumers. Allowances are recorded for estimated product returns and warranties. International sales, including Canada, amounted to approximately $2,000 and $89,000 for the years ended December 31, 1997 and 1996, respectively.

         INCOME TAXES - Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, the asset and liability method is used to account for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

         NET LOSS PER COMMON SHARE - Net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding.

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE B - BASIS OF PRESENTATION; LIQUIDITY AND NON-RECURRING CHARGES

         The Company's financial statements have been prepared on a going concern basis and include certain adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

         INVENTORY; NON-RECURRING CHARGES - During the 1997 and 1996, the Company recognized unusual, non-recurring charges of $512,767 and $697,303, respectively, related to reducing inventories to net realizable value. Such value is based on management's estimate of sales of its 16-bit technology products in the ensuing years. The inventory balance of the Company's remaining 16-bit technology products at December 31, 1996 was approximately $51,000, an amount which was subsequently written off in 1997.

         BARTER TRANSACTION - TRADE CREDITS; NON-RECURRING CHARGES - During June 1995, the Company entered into an agreement whereby it sold $1,040,000 of its products at fair market value to SKR Resources, Inc. in exchange for cash of $200,000 and $840,000 of trade credits to be utilized on a part cash (cash portion not to exceed 50%), part trade basis for media advertising, goods and or services. The initial term of the agreement was for 36 months; however, the Company had the right to extend the agreement for an additional 12 months. Any trade credits remaining after expiration of the agreement shall become null and void. As of December 31, 1996, none of the trade credits had been utilized by the Company.

         In 1996 it became apparent that circumstances indicated that there was substantial uncertainty as to the Company's ability to utilize the trade credits during the remaining term of the agreement as realization of the trade credits is dependent on the Company generating sufficient future cash flows to meet the cash payments required in connection with the utilization of the trade credits. During 1997 and 1996, the Company recorded a non-recurring charge of $42,000 and $630,000 respectively, as a result of reducing the trade credits to their net realizable value.

         PROPERTY AND EQUIPMENT VALUATION ADJUSTMENTS AND WRITE-OFFS - Property and equipment valuation adjustments and write-offs consisted of the following:

                                                 Cost         Adjustment  As Adjusted
-------------------------------------------------------------------------------------
Machinery and equipment                          $325,471    ($315,009)   $  10,462
Computer equipment                                  84,983      (34,537)      50,446
Furniture and fixtures                              31,095       (1,925)      29,170
Leasehold improvements                               3,283       (3,283)       - 0 -
Assets held under capital leases                    37,860      (37,860)       - 0 -
                                                 ---------    ---------    ---------
                                                   482,692     (392,614)      90,078
Less accumulated depreciation and amortization     317,631     (237,175)      80,456
                                                 ---------    ---------    ---------
Property and equipment, net                      $ 165,061    ($155,439)   $   9,622
                                                 =========    =========    =========

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE C - NONCASH TRANSACTIONS

         In May 1996, the Company issued 538,532 shares of its common stock to several creditors of the Company, in consideration for their cancellation of trade payable indebtedness owed by the Company in the aggregate amount of $386,106.

         During 1996, the Company also entered into two capital leases for equipment totaling $37,860.

NOTE D - EXTRAORDINARY ITEMS

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

         The Company has continued this program during 1997 and has paid cash of approximately $98,000 to settle indebtedness of approximately $355,000. The Company reduced accounts payable and other accrued expenses on its balance sheet by approximately $355,000 and recorded an extraordinary after tax gain of approximately $241,004, net of expenses of approximately $15,996.

NOTE E - FINANCING ARRANGEMENTS

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

         Interest expense and cash paid for interest totaled $2,378 and $15,567 in 1997 and 1996, respectively.

NOTE F - LEASES

         During 1996 and a portion of 1997, the Company leased its office, manufacturing facility and certain office equipment under noncancellable operating leases. The office and manufacturing facility lease expired in May 1997 and the Company did not exercise its option to renew. In conjunction with expiration of the lease the Company recorded a writeoff of leasehold improvements of $3,283.

NOTE G - WARRANTY AND RIGHT OF RETURN POLICIES

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

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)

Provisions for product returns for the year 1996 were approximately $84,000. All sales were final and no additional warranty or right of return exists for sales made in 1997.

NOTE H - COMMITMENTS

         PATENT AGREEMENT WITH COMPANY PRESIDENT - The President of the Company had previously assigned four patents and/or patent applications to the Company in connection with his employment. The assignment stated that, in the event the President's employment was terminated for any reason, he was entitled to severance payments equal to three percent of the annual gross revenues received by the Company from the sale of its products which rely on these patents, and are payable only for the life of the patents and patent applications. Pursuant to the agreement, payments were not exceed $360,000 or be less than $90,000 on an annual basis. In the event the Company did not perform in accordance with the agreement, the patents and patent applications were to revert to the President. This reversion took place during the third quarter of 1997. (See Note B)

         PURCHASE COMMITMENTS - As of December 31, 1996, the Company was committed under contractual purchase agreements to acquire inventory totaling $187,294. Losses that were incurred upon fulfillment of these purchase commitments for inventory used in the Company's 16-bit technology products have been recognized in the accompanying statements of income (see Note B)

         LICENSING AGREEMENTS - The Company has licensing agreements with certain major manufacturers of video games for the limited right to use the manufacturers' trademarks in connection with several of the Company's products. The agreements call for royalties equal to five percent of net sales of products licensed under the agreements. The Company recognized royalty expense of approximately $0 in 1997 and 1996 relating to these agreements. The Company allowed these agreements, which cover the Company's 16-bit product line, to expire at their respective expiration dates.

         In September 1996, the Company executed a license agreement with Little League Baseball, Incorporated ("Little League") whereby the Company can utilize the trademarks of Little League on Smart BaseballTM. This agreement expired in September 1997 and was not renewed. No royalty expense related to this agreement was recorded during 1997 and 1996.

NOTE I - COMMON STOCK

         On April 18, 1994, the Company completed a public offering of 800,000 units consisting of one common share and one common share purchase warrant for proceeds of approximately $4 million ($3.4 million after expenses). The warrants became separately transferable sixty days after the effective date of the offering. Under the terms of the warrant agreements, the exercise price of the warrants and the number of shares purchasable are adjusted whenever common stock is issued at a share price below the current market value. At December 31, 1996, warrants to purchase 1,061,571 shares of the Company's common stock exercisable at $4.71 per share were outstanding. These warrants expired on April 7, 1997

          In 1994, the Company issued 71,785 common stock purchase warrants to the underwriter of the offering. At December 31, 1996, warrants to purchase 95,256 shares of the Company's common stock exercisable at $4.71 per share and expiring on April 8, 1999 were outstanding. Any or all of these warrants are callable at the option of the Company at a price of $.01 per warrant if the closing price of the Company's common stock equals or exceeds $4.71 for thirty consecutive trading days.

         In addition, 30,000 warrants, each providing for the purchase of one share of the Company's common stock at an exercise price of $4 per share, were issued on October 19, 1993 and expired October 19, 1998.

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)

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

         In 1996, the Company has authorized for the issuance of 10,000 shares of common stock to the Company's manufacturing representative in China for the continued warehousing of product. Additionally in 1996, the Company has authorized the issuance of 30,000 shares of common stock as partial settlement of trade payable indebtedness. As of October 20, 1998, none of these shares of common stock have been issued.

         On February 14, 1997, the Company filed a Registration Statement on Form SB-2 in order to register, (i) 538,532 shares of common stock the Company issued to certain trade payable creditors in exchange for cancellation of trade payable indebtedness, (ii) 6,933,333 shares of common stock the Company issued in the October 1996 private placement, (iii) 693,333 shares of common stock to be issued by the Company upon the exercise of 693,333 warrants issued to the placement agent in the October 1996 private placement and (iv) 10,000,000 shares of common stock to be offered by the Company from time to time. Upon receiving the SEC comment letter, the Company determined that it was unable to proceed with the offering and withdrew the registration.

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)

NOTE J - COMMON STOCK OPTIONS

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

         The options detailed below apply to 1997 and 1996 and were issued to employees of the Company. These options expire under the terms of the agreement six months after an employee is no longer in the employ of the Company. The following is a summary of the options outstanding at December 31, 1996:

                                               Options Outstanding                                   Currently Exercisable
                                               -------------------                                   ---------------------

                                                 Weighted
                                                 Average                    Weighted                                   Weighted
                                                Remaining                    Average                                    Average
      Exercise                                 Contractual                  Exercise                                   Exercise
    Price Range                     Number         Life                       Price                Number                Price
--------------------------------------------------------------------------------------------------------------------------------
$0.00 - $0.10                      635,000      10.0 years                    $0.900               525,000               $0.900
$0.11 - $0.50                      375,000      8.7 years                     $0.500               350,500               $0.500
$0.51 - $1.00                        5,000      7.0 years                     $0.625                 5,000               $0.625

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

NOTE K - INCOME TAXES

         Prior to October 20, 1993, the Company was treated as a Subchapter S corporation under the Internal Revenue Code for income tax purposes. Accordingly, substantially all of the income and expenses of the Company through October 19, 1993 are included in the federal and state income tax returns of the shareholders and operating losses generated through such period are not available to the Company for carryover. Net operating losses since October 19, 1993 of approximately $7,350,000 are available for carryover and expire in various years through 2012.

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)

         Significant components of the Company's deferred tax liabilities and assets are as follows at December 31, 1997 and 1996:

                                                                    1997         1996
----------------------------------------------------------------------------------------
Deferred tax liabilities, principally property and equipment,
patents and return reserves                                     $    - 0 -    $   76,000
Deferred tax assets:
   Accrued expenses                                                  3,900        13,000
   Start up costs                                                    - 0 -        49,000
   Trade credits                                                     - 0 -       239,000
   Net operating loss carryforwards                              2,795,000     2,204,000
   Other                                                             - 0 -        38,000
                                                                ----------   -----------
                  Total deferred tax assets                      2,798,900     2,543,000
Valuation allowance for deferred tax assets                     (2,798,900)   (2,467,000)
                                                                ----------   -----------
Net deferred taxes                                              $    - 0 -   $     - 0 -
                                                                ==========   ===========

         Management has provided a valuation allowance for its net deferred tax assets as the Company has incurred losses since inception.

NOTE L - RELATED PARTY TRANSACTIONS

         During 1996, the Company borrowed a total of $10,000 from the wife of the president of the Company, which accrued interest at a rate of 0%. This loan was repaid out of the net proceeds of the October 1996 private placement.

         During 1997, in separate transactions, the Company borrowed a total of $14,000 from two (2) former officers and directors of the Company. The notes are for $10,000 and $4,000 respectively and bear interest at the rate of 10% per annum.

NOTE M - CONTINGENCIES

         The Company is subject to potential claims and legal actions arising in the ordinary course of business. Management believes that it has defenses of considerable merit and has or will seek settlements favorable to the Company, but is not able to predict the ultimate outcome of these matters at this time. Accordingly, resolutions unfavorable to the Company could result in material liabilities and charges which have not been reflected in the accompanying financial statements.

NOTE N - SUBSEQUENT EVENTS

         The Company has submitted to the board of Directors, a draft of an Acquisition and Merger Agreement whereby the Company would acquire Brandmakers, Inc., a Georgia corporation. Under the terms of the agreements being drafted and circulated, Brandmakers, Inc. would be merged into the Company.

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)

         Prior to and in anticipation of the merger, the principals of Brandmakers, Inc. have, on the Company's behalf, continued the program whereby it negotiated settlements of outstanding trade payable indebtedness owed by the Company. Brandmakers has executed and/or agreed to issue notes payable and/or cash of approximately $147,597 in order to settle indebtedness of approximately $597,597. The following is a proforma balance sheet at December 31, 1997 and statement of operations, reflecting the subsequent reduction of accounts payable and other accrued expenses on its balance sheet by approximately $450,000 and recorded an extraordinary after tax gain of approximately $450,000.

                                                              1997      Proforma
---------------------------------------------------------------------------------
                                 Assets
Current  Assets
   Cash                                                     $  2,578    $  2,578
   Accounts Receivable, less allowances of $32,284             1,925       1,925
Inventories:
   Raw Materials                                               - 0 -       - 0 -
   Work-in-Process                                             - 0 -       - 0 -
   Finished Goods                                             21,300      21,300
       Total Inventories                                      21,300      21,300
                                                            --------    --------
Prepaid Expenses and Other Current Assets                      1,000       1,000
                                                            --------    --------
     Total Current Assets                                     26,803      26,803
                                                            --------    --------
Property Plant & Equipment. less Accumulated Depreciation
and Amortization
   Machinery & Equipment                                      10,462      10,462
   Computer & Communication Equipment                         50,446      50,446
   Furniture & Fixtures                                       29,170      29,170
   Leasehold Improvements                                      - 0 -       - 0 -
   Capital Leases                                              - 0 -       - 0 -
                                                            --------    --------
                                                              90,078      90,078
                                                            --------    --------
 Less Accumulated Depreciation and Amortization              (80,456)    (80,456)
                                                            --------    --------
          Total Property, Plant & Equipment                    9,622       9,622
                                                            --------    --------
Other Assets
   Trades Credits                                              - 0 -       - 0 -
   Other Assets                                                - 0 -       - 0 -
                                                            --------    --------
      Total Other Assets                                       - 0 -       - 0 -
                                                            --------    --------
              Total Assets                                  $ 36,425    $ 36,425
                                                            ========    ========

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)

                                                                 1997         Proforma
--------------------------------------------------------------------------------------
             Liabilities and Shareholder's Equity (Deficit)
Current Liabilities
   Current portion of Capital Lease Obligations             $     - 0 -    $     - 0 -
   Note Payable                                                  14,000         14,000
   Accounts Payable                                             577,252        127,252
   Accrued Compensation and Related Liabilities                  15,000         15,000
   Other Accrued Expenses                                        46,328         46,328
                                                            -----------    -----------
          Total Current Liabilities                             652,580    $   202,580
                                                            -----------    -----------
Long-term Liabilities
   Capital Lease Obligations, net of current portion              - 0 -          - 0 -
                                                            -----------    -----------
Shareholders' Equity (Deficit)
   Preferred Stock                                                - 0 -          - 0 -
   Common Stock                                                   2,530          2,530
   Paid-in Capital                                            6,262,943      6,262,943
   Accumulated Deficit                                       (6.881,628)    (6,431,628)
                                                            -----------    -----------
          Total Shareholders' Equity (Deficit)                 (616,155)      (166,155)
                                                            -----------    -----------
       Total Liabilities & Shareholders' Equity (Deficit)   $    36,425    $    36,425
                                                            ===========    ===========
Statements of Operations

                                                                1997         Proforma
--------------------------------------------------------------------------------------
Net Sales                                                   $   159,133    $   159,133
Cost of Goods Sold                                              143,754        143,754
                                                            -----------    -----------
   Gross Margin                                                  15,379         15,379
                                                            -----------    -----------
Selling, General and Administrative Costs                       769,809        769,809
Research and Development Costs                                    1,433          1,433
Non - recurring Charges                                         783,620        783,620
                                                            -----------    -----------
                                                              1,554,862      1,554,862
            Loss from Operations                             (1,539,483)    (1,539,483)
Other Expenses                                                   12,970         12,970
                                                            -----------    -----------
      Loss before Extraordinary Items                        (1,552,453)    (1,552,453)
Extraordinary Items                                             241,004        691,004
                                                            -----------    -----------
          Net Loss                                          ($1,311,449)   ($  861,449)
                                                            ===========    ===========