Form 10QSB
period 1998-03-31
SMART GAMES INTERACTIVE INC
filed 1999-02-16
CIK 915766

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                  FORM 10- QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended:              Commission File Number
           March 31, 1998                              0-23672



                         SMART GAMES INTERACTIVE, INC.
                         -----------------------------
       (Exact name of Small Business Issuer as specified in its charter)

               Delaware                              34-1692323
               --------                              ----------
        (State of Incorporation)        (ERS Employer Identification Number)


                            2075 Case Parkway South
                              Twinsburg, Oh. 44087
                                 (216) 963-0660
         (Address of principal executive offices and telephone number)



          Securities registered pursuant to Section 12 (g) of the Act:
                        Common Stock, $. 0002 par value
                         Common Stock Purchase Warrants


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


                       Yes                     No X
                                                  -

Traditional Small Business Disclosure Format (Check One):

                       Yes                     No X
                                                  -

                         SMART GAMES INTERACTIVE, INC.
                                  FORM 1O-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                     INDEX


                                                                                             Page
                                                                                             ----
Part 1. Financial Information

        Item 1. Financial Statements

                Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997          3

                Statements of Operations for the three month period ended March 31, 1998
                    and 1997 (unaudited)                                                       4

                Statements of Cash Flows for the three month period ended March 31, 1998
                    and 1997 (unaudited)                                                       5

                Notes to Financial Statements                                                  6

        Item 2. Management's Discussion and Analysis                                           7

Part 2. Other Information                                                                      8

        Item 1. Legal Proceedings
        Item 2. Changes in Securities
        Item 3. Default upon Senior Securities
        Item 4. Submission of Matters to a Vote of Security Holders
        Item 5. Other Information
        Item 6. Exhibits and Reports on Form 8-K

Signatures                                                                                     9

ITEM 1. FINANCIAL STATEMENTS

                         SMART GAMES INTERACTIVE, INC.
                                 BALANCE SHEETS


                                                                        (Unaudited)
                                                                        March 31, 1998     December 31, 1997
                                                                        --------------     -----------------
ASSETS
Current Assets
      Cash and cash equivalents                                           $    15,135         $     2,578
      Accounts receivable, less allowances of $32,284 respectively               ----               1,925
      Prepaid expenses and other current assets                                  ----               1,000
      Inventories:
             Raw Materials                                                       ----                ----
             Work-in-process                                                     ----                ----
             Finished Goods                                                      ----              21,300
                                                                          -----------         -----------
      Total inventories                                                          ----              21,300
                                                                          -----------         -----------
Total current assets                                                           15,135              26,803

Property and equipment, net                                                     7,422               9,622

Other noncurrent assets
      Trade Credits, net of valuation reserves of $870,200
         and $798,000, respectively                                              ----                ----
      Other assets, net                                                          ----                ----
                                                                          -----------         -----------
                                                                                 ----                ----

TOTAL ASSETS                                                              $    22,557         $    36,425
                                                                          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Current portion of capital lease obligations                       $       ----        $       ----
      Notes Payable                                                            14,000              14,000
      Accounts payable                                                        577,252             577,252
      Accrued compensation and related liabilities                             15,000              15,000
      Other accrued expenses                                                   57,078              46,328
                                                                          -----------         -----------
Total current liabilities                                                     663,330             652,580

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                ----                ----

SHAREHOLDERS' EQUITY
      Preferred stock, at par value ($. 0002),
         5,000,000 shares authorized, 0 shares
         issued and outstanding
      Common stock, at par value ($0.0002), 50,000,000 shares
         authorized; 12,648,244 shares issued and outstanding at
         March 31, 1998 and at December 31, 1997                                2,530               2,530
      Paid in capital                                                       6,262,943           6,262,943
      Accumulated deficit                                                  (6,906,245)         (6,881,628)
                                                                          -----------         -----------
Total shareholders' equity                                                   (640,772)           (616,155)
                                                                          -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $    22,557         $    36,425
                                                                          ===========         ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                                 1998                1997
                                                                 ----                ----
Net Sales                                                   $     44,143         $     33,019
Cost of goods sold                                                23,721               43,404
                                                              ----------            ---------
Gross Margin                                                      20,422              (10,385)
Selling, general and administrative costs                         45,040              198,786
Research and Development Costs                                      ----               35,058
                                                              ----------            ---------
Income (Loss) from operations                                    (24,618)            (244,229)
Other expense                                                       ----                1,535
                                                              ----------            ---------
Loss before extraordinary items                             $    (24,618)        $   (242,694)
Extraordinary item                                                  ----              241,004
                                                              ----------            ---------

Net loss                                                    $    (24,618)        $     (1,690)
                                                            ============         ============

Net loss per share before extraordinary items                      (0.00)               (0.03)
                                                              ----------            ---------
Net loss per common share                                          (0.00)               (0.00)
                                                              ----------            ---------

Shares used in calculation of net
loss per common share                                         12,648,244            8,534,532
                                                              ----------            ---------




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                           Three months Ended
                                                                                March 31,
                                                                         1998              1997
                                                                      ---------         ---------
Cash flows from operating activities
        Loss before extraordinary item                                $ (24,618)        $(242,694)
        Extraordinary item                                                 ----            41,004
                                                                      ---------         ---------
Net loss                                                                (24,618)           (1,690)
Adjustments to reconcile net loss to net
cash used in operating activities:
        Depreciation and amortization                                     2,199            22,659
        Loss on sale of property and equipment                             ----              ----
        Accounts receivable allowances                                     ----           (23,840)
        Non-recurring charges
        Cash provided (used) by the change in:
        Accounts receivable                                               1,925            40,040
        Inventories                                                      21,301             1,366
        Prepaid expenses and other assets                                 1,000            (9,869)
        Accounts payable                                                   ----          (300,830)
        Accrued expenses                                                 10,750           (35,454)
                                                                      ---------         ---------
NET CASH USED BY OPERATING ACTIVITIES                                    12,557          (307,618)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                           ----              ----

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable
Repayment of capital lease obligation                                      ----             1,264
                                                                      ---------         ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           ----             1,264
                                                                      ---------         ---------

Net decrease in cash                                                     12,557          (308,882)
Cash and cash equivilents at beginning of period                          2,578           482,340
                                                                      ---------         ---------

Cash and cash equivilents at end of period                            $  15,135         $ 173,458
                                                                      =========         =========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         SMART GAMES INTERACTIVE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the registrant's Annual Report on Form 10-KSB filed on February 11, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31,
------------------------------------------------------------------------------
1997
----
The company has ceased operations, terminated all employees and is not likely to restart operations with its former business.

Net sales for the three months ended March 31, 1998 were $44,143 as compared to net sales of $33,019 for the same period in 1998. This decrease in net sales is attributable to the Company's inability, due to lack of capital resources, to satisfactorily market its products. International sales, including Canada, for the three month period ended March 31, 1998 were $ 0 as compared to $7,000 over the same period in 1997. Product return accruals for the three months ended March 31, 1998 were $ 0 compared to $3,000 during the same period in 1997.

Gross margin percentage for the three months ended March 31, 1998 was 46% as compared to -31% for the same period in 1997. This increase in gross margin percentage was due to the elimination of all overhead and finished goods already built in stock.

Total operating expenses for the three months ended March 31, 1998 were $45,040, consisting of selling, general and administrative costs of $45,040, as compared to total operating expenses of $244,229 for the same period in 1997 consisting of selling, general and administrative costs of $198,786, and research and development costs of $35,058.

For the three months ended March 31, 1998 other expense was $0 compared to $1,535 during the same period in 1997.

Financial Condition and Liquidity
----------------------------------

Cash flow generated by operations was $12,557 for the three month period ended March 31, 1998 compared to cash flow used by operations of $308,882 for the three month period ended March 31, 1997.

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

The Company will not be able to generate or raise sufficient funds to meet minimum liquidity needs in 1998 and repay any liabilities of the Company.

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


ITEM 5    OTHER INFORMATION
                None


ITEM 6    REPORTS OF FORM 8-K
                None

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         SMART GAMES INTERACTIVE, INC.
                       ----------------------------------


Date: February 11, 1999          /S/ Nicholas J. Chuma
      ----------------          ------------------------------------------------
                                Nicholas J. Chuma, Secretary and Director