Form 10QSB
period 1998-06-30
SMART GAMES INTERACTIVE INC
filed 1999-02-16
CIK 915766

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                  FORM 10 - QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended:               Commission File Number
             June 30, 1998                                  0-23672



                          SMART GAMES INTERACTIVE, INC.
                          -----------------------------
       (Exact name of Small Business Issuer as specified in its charter)

                 Delaware                            34-1692323
                 --------                            ----------
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

                         Yes          No  X
                                         ---

                          SMART GAMES INTERACTIVE, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX



                                                                            Page
                                                                            ----
Part 1.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of June 30, 1998 (unaudited) and
                         December 31, 1998                                     3

                  Statements of Operations for the three and six month
                          periods ended June 30, 1998 and 1998 (unaudited)     4

                  Statements of Cash Flows for the six month period ended
                          June 30, 1998 and 1998 (unaudited)                   5

                  Notes to Financial Statements                                6

         Item 2.  Management's Discussion and Analysis                         7

Part 2.  Other Information                                                     9

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Default upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                    10

ITEM 1.  FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                                 BALANCE SHEETS

                                                                                        (UNAUDITED)
                                                                                       June 30, 1998     December 31, 1997
                                                                                       -------------     -----------------

Current Assets
         Cash and cash equivalents                                                       $    15,133        $     2,578
         Accounts receivable, less allowances of $32,284 respectively                           --                1,925
         Prepaid expenses and other current assets                                              --                1,000
         Inventories:
                  Raw Materials                                                                 --                 --
                  Work-in-process                                                               --                 --
                  Finished Goods                                                                --               21,300
                                                                                         -----------        -----------
         Total inventories                                                                      --               21,300
                                                                                         -----------        -----------
Total current assets                                                                          15,133             26,803

Property and equipment, net                                                                    5,224              9,622

Other noncurrent assets
         Trade Credits, net of valuation reserves of $870,200
              and $798,000, respectively                                                        --                 --
         Other assets, net                                                                      --                 --
                                                                                         -----------        -----------
                                                                                                --                 --

TOTAL  ASSETS                                                                            $    20,357        $    36,425
                                                                                         ===========        ===========

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current Liabilities
         Current portion of capital lease obligations                                    $      --          $      --
         Notes Payable                                                                        14,000             14,000
         Accounts payable                                                                    577,252            577,252
         Accrued compensation and related liabilities                                         15,000             15,000
         Other accrued expenses                                                               63,078             46,328
                                                                                         -----------        -----------
Total current liabilities                                                                    663,330            652,580

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                               --                 --

SHAREHOLDERS' EQUITY
         Preferred stock, at par value ($.0002),
             5,000,000 shares authorized, 0 shares
              issued and outstanding                                                            --                 --
         Common stock, at par value ($0.0002), 50,000,000 shares
              authorized; 12,648,244 shares issued and outstanding at
              March 31, 1998 and at December 31, 1997
                                                                                               2,530              2,530
         Paid in capital                                                                   6,262,943          6,262,943
         Accumulated deficit                                                              (6,914,446)        (6,881,628)

                                                                                         -----------        -----------
Total shareholders' equity                                                                  (648,974)          (616,155)
                                                                                         -----------        -----------

TOTAL  LIABILITIES  AND  SHAREHOLDERS' EQUITY                                            $    20,357        $    36,425
                                                                                         ===========        ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                            1998             1997             1998           1997
                                                            ----             ----             ----           ----


Net Sales                                              $        325    $     57,972    $     44,468    $     90,991

Cost of goods sold                                             --            63,350          23,721         106,754
                                                       ------------    ------------    ------------    ------------

Gross Margin                                                    325          (5,378)         20,747         (15,763)


Selling, general and administrative costs                     8,526         246,984          53,566         445,770
Research and Development Costs                                 --            19,552            --            54,610
Non-recurring charges                                          --           386,744            --           386,744
                                                       ------------    ------------    ------------    ------------
Income (Loss) from operations                               ( 8,201)       (658,658)        (32,819)       (902,887)

Other expense                                                  --             2,189            --               653
                                                       ------------    ------------    ------------    ------------

Loss before extraordinary items                        $     (8,201)   $   (660,846)   $    (32,819)   $   (903,540)

Extraordinary item                                             --              --              --           241,004
                                                       ------------    ------------    ------------    ------------


Net loss                                               $     (8,201)   $   (660,846)   $    (32,819)   $   (662,536)
                                                       ============    ============    ============    ============

Net loss per share before extraordinary items                 (0.00)          (0.05)          (0.00)          (0.09)
                                                       ------------    ------------    ------------    ------------

Net loss per common share                                     (0.00)          (0.05)          (0.00)          (0.06)
                                                       ------------    ------------    ------------    ------------


Shares used in calculation of net
loss per common share                                    12,648,244      12,648,244      12,648,244      10,311,806
                                                       ------------    ------------    ------------    ------------







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        1998                 1998
                                                                                        ----                 ----
Cash flows from operating activities
         Loss before extraordinary item                                             $ (32,819)            $(903,540)
         Extraordinary item                                                              --                 241,004
                                                                                    ---------             ---------

Net loss                                                                              (32,819)             (662,536)
Adjustments to reconcile net loss to net
cash used in operating activities:
         Depreciation and amortization                                                  4,398                45,546
         Loss on sale of property and equipment                                          --                  23,014
         Accounts receivable allowances                                                  --                 (23,840)
         Non-recurring charges                                                           --                 386,744
         Sale of inventory for trade credits, net of allowances                          --                   3,800
         Cash provided (used) by the change in:
         Accounts receivable                                                            1,925                40,495
         Inventories                                                                   21,301              (203,957)
         Prepaid expenses and other assets                                              1,000               143,204
         Accounts payable                                                                --                (164,789)
         Accrued expenses                                                              16,750               (38,339)
                                                                                    ---------             ---------
NET CASH USED BY OPERATING ACTIVITIES                                                  12,557              (458,258)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                                             --                    (503)
         Proceeds from sale of property and equipment                                    --                   6,700
                                                                                    ---------             ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                         --                   6,197

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligation                                                    --                  (2,528)
                                                                                    ---------             ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                         --                  (2,258)
                                                                                    ---------             ---------

Net decrease in cash                                                                   12,555              (454,589)
Cash and cash equivilents at beginning of period                                        2,578               482,340
                                                                                    ---------             ---------

Cash and cash equivilents at end of period                                          $  15,133             $  27,751
                                                                                    =========             =========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the registrant's Annual Report on Form 10-KSB filed on February 11, 1999.

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998
The Company has ceased operations, terminated all employees and is not likely to restart operations with its former business.

Net sales for the three months ended June 30, 1998 were $325 as compared to net sales of $57,972 for the same period in 1998. This decrease in net sales is attributable to the Company's inability, due to lack of capital resources, to satisfactorily market its products.

Gross margin percentage for the three months ended June 30, 1998 was 100% as compared to -9% for the same period in 1997.

Total operating expenses for the three months ended June 30, 1998 were $8,526, as compared to total operating expenses of $653,280 for the same period in 1997.

For the three months ended June 30, 1998 other expense was $0 compared to $2,189 during the same period in 1997.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30,1997
The Company has ceased operations, terminated all employees and is not likely to restart operations with its former business.

Net sales for the six months ended June 30, 1998 were $44,468 as compared to net sales of $90,991 for the same period in 1997. This decrease in net sales is attributable to the Company's inability, due to lack of capital resources, to satisfactorily market its products.

Gross margin percentage for the six months ended June 30, 1998 was 47% compared to a -17% gross margin during the same period in 1997.

Total operating expenses for the six months ended June 30, 1998 were $53,5566, as compared to total operating expenses of $887,124 for the same period in 1997.

Other expense for the six months ended June 30, 1998 was $0 as compared to $653 in the same period of 1997.


Financial Condition and Liquidity
---------------------------------

Cash flow generated by operations was $12,555 for the six month period ended June 30, 1998 compared to cash flow used by operations of $454,589 for the six month period ended June 30, 1997.

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



ITEM 6            REPORTS OF FORM 8-K

                           None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                          SMART GAMES INTERACTIVE, INC.



         Date: February 11, 1999       /S/  Nicholas J. Chuma
               ----------------        -----------------------------------------
                                       Nicholas J. Chuma, Secretary and Director