Form 10QSB
period 1998-09-30
SMART GAMES INTERACTIVE INC
filed 1999-02-16
CIK 915766

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended:                      Commission File Number
      September 30, 1998                                    0-23672


                         SMART GAMES INTERACTIVE, INC.
                         -----------------------------
       (Exact name of Small Business Issuer as specified in its charter)

        Delaware                                       34-1692323
        --------                                       ----------
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


                                 Yes       No X
                                             ---

                          SMART GAMES INTERACTIVE, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX




                                                                                                               Page
                                                                                                               ----
Part 1.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997                      3

                  Statements of Operations for the three and nine month periods ended September 30, 1998
                           and 1997 (unaudited)                                                                  4

                  Statements of Cash Flows for the nine month period ended September 30, 1998
                           and 1997 (unaudited)                                                                  5

                  Notes to Financial Statements                                                                  6

         Item 2.  Management's Discussion and Analysis                                                           8

Part 2.  Other Information                                                                                       10

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

ITEM 1.  FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                                 BALANCE SHEETS

                                                                              (UNAUDITED)
                                                                           September 30, 1998     December 31, 1997
                                                                           ------------------     -----------------
ASSETS
Current Assets
         Cash and cash equivalents                                            $          ----      $          2,578
       Accounts receivable, less allowances of $32,284 respectively                      ----                 1,925
         Prepaid expenses and other current assets                                      7,500                 1,000
         Inventories:
                  Raw Materials                                                          ----                  ----
                  Work-in-process                                                        ----                  ----
                  Finished Goods                                                         ----                21,300
                                                                                -------------      ----------------
         Total inventories                                                               ----                21,300
                                                                                -------------      ----------------
Total current assets                                                                    7,500                26,803

Property and equipment, net                                                             3,025                 9,622

TOTAL  ASSETS                                                                 $        10,525               $36,425
                                                                              ================     ================

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current Liabilities
         Current portion of capital lease obligations                         $          ----      $           ----
         Notes Payable                                                                 14,000                14,000
         Accounts payable                                                             577,252               577,252
         Accrued compensation and related liabilities                                  15,000                15,000
         Other accrued expenses                                                        57,078                46,328
                                                                                -------------      ----------------
Total current liabilities                                                             663,330               652,580

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                        ----                  ----

SHAREHOLDERS' EQUITY
         Preferred stock, at par value ($.0002),
             5,000,000 shares authorized, 0 shares
              issued and outstanding                                                     ----                  ----
         Common stock, at par value ($0.0002), 50,000,000 shares
              authorized; 12,648,244 shares issued and outstanding at
              March 31, 1998 and at December 31, 1997.                                  2,530                 2,530
         Paid in capital                                                            6,262,943             6,262,943
         Accumulated deficit                                                       (6,918,278)           (6,881,628)
                                                                                -------------      ----------------
Total shareholders' equity                                                           (652,806)             (616,155)
                                                                                -------------      ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $        10,525      $         36,425
                                                                              ===============      ================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                       SEPTEMBER 30,                           SEPTEMBER 30,
                                                  1998              1997                  1998               1997
                                                  ----              ----                  ----               ----

Net Sales                                       $   --          $  47,457             $  44,468          $   138,448

Cost of goods sold                                  --             44,945                23,721              151,699
                                            ----------         ----------            ----------           ----------

Gross Margin                                        --              2,512                20,747              (13,251)


Selling, general and administrative costs        3,832             87,256                57,398              475,258
Research and Development Costs                      --                 --                    --               95,899
Non-recurring charges                               --            440,000                    --              826,744
                                            ----------         ----------            ----------           ----------
Income (Loss) from operations                   (3,832)          (524,744)              (36,651)          (1,427,631)

Other expense                                       --                 --                    --                  653
                                            ----------         ----------            ----------           ----------
Loss before extraordinary items                $(3,832)         $(524,744)            $ (36,651)         $(1,428,284)

Extraordinary item                                  --                 --                    --              241,004

Net loss                                       $(3,832)         $(524,744)            $ (36,651)         $(1,187,280)
                                            ==========         ==========            ==========           ==========

Net loss per share before extraordinary items    (0.00)             (0.04)                (0.00)               (0.11)
                                            ----------         ----------            ----------           ----------
Net loss per common share                        (0.00)             (0.04)                (0.00)               (0.09)
                                            ----------         ----------            ----------           ----------

Shares used in calculation of net
loss per common share                       12,648,244         12,648,244            12,648,244           12,648,244
                                            ----------         ----------            ----------           ----------













                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                              1998                              1997
                                                                          -------------                 ----------
Cash flows from operating activities
         Loss before extraordinary item                                   $    ( 36,651)                   $  (903,540)
         Extraordinary item                                                          --                        241,004
                                                                          -------------                    -----------
Net loss                                                                       ( 36,651)                      (662,536)
Adjustments to reconcile net loss to net
cash used in operating activities:
         Depreciation and amortization                                            6,597                         45,546
         Loss on sale of property and equipment                                      --                         23,014
         Accounts receivable allowances                                              --                        (23,840)
         Non-recurring charges                                                       --                        386,744
         Sale of inventory for trade credits, net of allowances                      --                          3,800
         Cash provided (used) by the change in:
         Accounts receivable                                                      1,925                         40,495
         Inventories                                                             21,301                       (203,957)
         Prepaid expenses and other assets                                       (6,500)                       143,204
         Accounts payable                                                            --                       (164,789)
         Accrued expenses                                                        10,750                        (38,339)
                                                                          -------------                    -----------
NET CASH USED BY OPERATING ACTIVITIES                                            (2,578)                      (458,258)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                                         --                           (503)
         Proceeds from sale of property and equipment                                --                          6,700
                                                                          -------------                    -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                     --                          6,197

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligation                                                --                         (2,528)
                                                                          -------------                    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                     --                         (2,258)
                                                                          -------------                    -----------

Net decrease in cash                                                             (2,578)                      (454,589)
Cash and cash~equivalents at beginning of period                                  2,578                        482,340
                                                                          -------------                    -----------

Cash and cash equivalents at end of period                                $          --                    $    27,751
                                                                          =============                    ===========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          SMART GAMES INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended SEPTEMBER 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the registrant's Annual Report on Form 10-KSB filed on February 11,1999.

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

RESULTS OF OPERATIONS
---------------------
THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company has ceased operations, terminated all employees and is not likely to restart operations with its former business.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30,1997

The Company has ceased operations, terminated all employees and is not likely to restart operations with its former business.



Financial Condition and Liquidity
---------------------------------

Cash flow used by operations was $2,578 for the nine month period ended September 30, 1998 compared to cash flow used by operations of $163,798 for the nine month period ended September 30, 1997.

During the third quarter of 1998, the Company terminated all employees, including the president and chief executive officer, Mr. John D. Lipps. Due to this termination, all patents assigned by Mr. Lipps to the Company reverted back to Mr. Lipps. Since the Company has ceased operations it will not operate as a going concern with its former business. As a consequence, the Company has written incurred unusual, non-recurring charges related to reducing the value of inventories and certain assets to net realizable value.

During the third quarter of 1997, the Companys' largest creditor received a judgment lien against all the Companys' assets, excluding certain intangible assets.

The Company will not be able to generate or raise sufficient funds to meet minimum liquidity needs in 1998 or future years and repay any liabilities of the Company.

PART 2.  OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS



ITEM 2            CHANGES IN SECURITIES
                           None



ITEM 3            DEFAULTS UPON SENIOR SECURITIES
                           None



ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None



ITEM 5            OTHER INFORMATION
                           The Company has ceased operations, terminated all employees and is not likely to restart operations with its former business.



ITEM 6            REPORTS OF FORM 8-K

                           None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                          SMART GAMES INTERACTIVE, INC.
                          -----------------------------


         Date: February 11, 1999               /s/ Nicholas J. Chuma
               ----------------                --------------------------------
                                               Nicholas J. Chuma, Director