Form 10KSB/A
period 1997-12-31
SMART GAMES INTERACTIVE INC
filed 1999-07-23
CIK 915766

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                  FORM 10-KSB/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes                     No. X
        ------                  ----

                   --------


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

                       DOCUMENTS INCORPORATED BY REFERENCE
     None.


                                     PART I
ITEM 1. BUSINESS

      The Registrant was incorporated in October, 1991 as an Ohio corporation. At its last Annual Meeting on August 21, 1996, approval was given by the shareholders to move its domicile to Delaware. Technically, the shareholders approved of a merger whereby the Ohio corporation, Sports Sciences, Inc., was merged into a newly formed Delaware corporation called Smart Games Interactive, Inc. Sports Sciences, Inc. was the constituent corporation and Smart Games Interactive was the surviving corporation. This transaction was consummated in late 1996. There have been no further changes to the registrant's corporate structure since that time.

         The Company's business formerly consisted of the consumer electronics industry. The Company created, designed, developed and assembled interactive electronic game simulators that incorporated Company owned hardware and software technology. These products were marketed under the trade names Pro Swing, TeeV Golf, PC Golf, Batter Up and PC Batter Up. These game simulators enable the player to use skills similar to those the player would use if he or she were to play golf on a golf course or baseball on a baseball field. The Company designed its game simulators to be instructive, entertaining and capable of use by people of all ages.

         Since September of 1997, the Company has not been active. Although dormant, the Company has not filed for bankruptcy protection nor has it been placed into receivership. The Company has not been dissolved. Before going dormant, the Company's largest creditor, Miles Rubber, did obtain a Judgment against all of the Company's assets from the Court of Common Pleas in Summit County, Ohio [Case # 96 07 2853]. At year's end 1997, Miles Rubber had not pursued any further enforcement of its Judgment lien.

         The Judgment held by Miles Rubber is sufficiently sweeping as to constitute a material reclassification of the Company's assets not in the ordinary course of business, as this term is employed in S-B Regulation 101
(a)(3).

         The Company has conducted no business since September of 1997. Accordingly, it has not produced any products or services, nor has it worked upon any new product, and it has not distributed any other company's product. Given these circumstances, the Company can make no comment about the competitive business conditions of its industry during this time, since it is no longer a participant; it has no customers; and it has no sources for raw materials and other supplies.

         At year end 1997, management of the registrant neglected to file its 10K with the SEC. As a result, the Company remained a Registrant under the Exchange Act but was delinquent in its SEC reporting obligations. According to the last published quotation for the Company's Common Stock, the published bid is 0.006 and the ask is 0.009. There has been no trading activity for the past year.

         John D. Lipps, the Company's former Chairman and Chief Executive Officer, received a patent for the Pro Swing in November, 1990, before the Company was formed. This patent was assigned to the Company in December, 1991. Mr. Lipps executed an agreement whereby he was obligated to assign to the Company any rights he may receive during his employment for any new products or inventions related to the Company's business. Subsequently, Mr. Lipps secured additional patents, including a patent entitled "Sensing Spatial Movement." All of these patents were assigned to the Company. Under the terms of the assignment, the assignment obligation ended upon the termination of Mr. Lipps employment. Subsequently, Mr. Lipps submitted a notice of resignation to the Board and this notice of resignation was accepted. At the same time, Mr. Lipps employment agreement was terminated and Mr. Lipps took back all rights relating to his patents. As a consequence, the Company no longer holds any of the rights to any of the patents that were previously assigned and / or developed by the Company.

         The Company has no full time employees and no part time employees.

ITEM 2. PROPERTIES

      During 1996 and a portion of 1997, the Company leased its office, manufacturing facility and certain office equipment under noncellable operating leases. The office and manufacturing facility lease expired in May 1997 and the Company did not exercise its option to renew. The Company also leased two commercial storage units at USA Storage in Kent, Ohio. At year's end, these commercial storage units were still being leased by the Company.

ITEM 3. LEGAL PROCEEDINGS

      None. The Company does have outstanding judgments for overdue taxes owed to Summit County and a Judgment held by Miles Rubber and Packaging on substantially all of the Company's assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Security Holders. The year 1997 passed without an Annual Meeting.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

     The Company's trading symbol is SSCI. The prinicipal market for the Issuer's common equity is the Over the Counter / Bulletin Board exchange operated by NASD. A review of the Yahoo data base of financial information indicates that there are no historical charts available and the records which can be retrived were last updated on November 13, 1997. In lieu of providing the Issuer's high and low for each quarter in the last two years, it is submitted that the price has fluctuated between 6 mills and 6 cents during this period with very little selling and buying activity.

         In a proxy statement issued just before the Annual Meeting in 1996, it was reported that Mr. Lipps 100,000 shares of stock issuable to him upon the exercise of immediately exercisable Common Stock purchase warrants. The Roulston Investment Trust Limited had 30,000 shares of common stock which are issuable upon the immediate exercisable Common Stock purchase warrants. There is also 317,500 shares issuable to certain directors and executive officers upon the exercise of stock options exercisable within 60 days of the August, 1996 proxy statement, which was also granted under the Stock Option Plan. It is not known how many of these warrants are still outstanding or what validity still attaches to them. There are 230 stock holders of record.

         Finally, there are no restrictions imposed by the Company's charter which limit its ability to pay dividends, aside from the general provision which stipulates that dividends may only be paid out of surplus cash earned when a profit has been declared.


ITEM 6. SELECTED FINANCIAL DATA.

     In response to this question, the reader is respectfully referred to the attached Financial Statements, all of which are hereby incorporated by reference.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company has no operations and no income. This condition has persisted since September of 1997. This 10KSB is for the purpose of providing financial information in regard to the previous 12 months. The firm of Harmon & Company, CPA, Inc. to reconstruct financial statements to bring the Registrant back into full compliance with its reporting responsibilities under the Exchange Act.

         The Company has no plan of operation for the next twelve months.

         For the periods covered by the attached financial statements, the Company has minimal cash reserves. The Company has no plans for raising any additional funds in the next twelve months. Accordingly, the Company is not planning any purchases of any kind relating to any plants or any equipment. Regarding employees, the Company has no employees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     For the information called for by this Item, see the Financial Statements attached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Mr. James Chuma, age 39, has assumed the duties of acting Secretary and Messrs. Chuma, Peter Waite and Donald Miller constitute the present Board. These gentlemen are performing a caretaker operation.

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

         Messrs. Chuma, the former chief financial officer, has an employment contract with the Company commencing January 1, 1993 for a term of two years and which are automatically renewable from year to year thereafter unless either party terminates the contract with written notice ninety (90) days prior to the end of the second year or any subsequent year. In 1997 the employment contract was terminated and, hence, payments from June 1, 1997 through December 31, 1997 were never made. The contract provided for a base monthly salary of $6,250 Messrs Chuma which can only be increased with Board approval. This former officer has agreed to a covenant-not-to-compete for two years subsequent to termination or resignation, unless such termination is in breach of the agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


         Title of Calss      Name/Address                    Amount of Shares      Percent of Total
                             Beneficial Owner

         Common Stock        Michael Taglich                    1,050,966                 8%
                             100 Wall Street
                             New York City, N.Y. 10005


         Common Stock        Robert Taglich                     1,050,966                 8%
                             100 Wall Street
                             New York City, N.Y. 10005

      Management holds an insignificant amount of stock in the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      No officer, director or family member of an officer or director is indebted to the Registrant.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS.

      The following documents are hereby filed with this report.

      Independent Auditor's Report dated June __, 1997.
      Balance Sheet of December 31, 1997 and 1996
      Statements of Operations for the Years ended December 31, 1997 & 1996 Statement of Shareholders' Equity for the years ended December 31, 1997 & 1996 Statement of Cash Flows for the years ended December 31, 1997 & 1996

                                   SIGNATURES

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

Valuation Reserves

Valuation Reserve adjustment on cash flow:

                                                              Increase
                                       1996        1997      (decrease)
                                     -------     -------     ----------
Inventory reserve                     67,303     512,767     445,464
Fixed Assets                               0      20,522      20,522
Trade credit reserve                 798,000     870,200      72,200

Total increase                                               538,186



Because of the financial position of the Company, management believes that there is no longer a market for the inventory and determined to write down the inventory to its approximate market value. There were no reserves at December 31, 1996.

In addition, and as more fully explained in Note N, the Company has submitted to the Board of Directors a draft of an Acquisition and Merger Agreement whereby in a reverse merger, the Company would acquire Brandmakers Inc. a Georgia corporation. Under the terms of the agreements Brandmakers Inc. would be merged into the Company.

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

Management plans to consummate the merger, which will decrease the payable to approximately $155,000. Smart Games has ceased operations with the only viable plan being to consummate the merger with Brandmakers.

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

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)


Significant components of the Company's deferred tax liabilities and assets are as follows at December 31, 1997 and:

                                                                    1997         1996
Deferred tax liabilities, principally property & equipment      $    - 0 -    $   76,000
Patents and return reserves
Deferred tax assets:                                                 3,900        13,000
   Accrued expenses                                                  - 0 -        49,000
   Start up costs                                                    - 0 -       239,000
   Trade credits                                                     - 0 -     2,204,000
   Net operating loss carry forwards                             2,795,000     2,204,000
   Other                                                             - 0 -        38,000
                                                                ----------   -----------
                  Total deferred tax assets                      2,798,900     2,543,000
   Valuation allowance for deferred tax assets                  (2,798,900)   (2,467,000)
                                                                ----------   -----------
   Net deferred taxes                                           $    - 0 -   $     - 0 -
                                                                ----------   -----------


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

NOTE M - CONTINGENCIES

         The Company is subject to potential claims and legal actions arising in the ordinary course of business. Management believes that it has defenses of considerable merit and has or will seek settlements favorable to the Company, but is not able to predict the ultimate outcome of these matters at this time. Accordingly, resolutions unfavorable to the Company could result in material liabilities and charges, which have not been reflected in the accompanying financial statements.

NOTE N - SUBSEQUENT EVENTS

         The Company has submitted to the board of Directors, a draft of an Acquisition and Merger Agreement whereby the Company would acquired Brandmakers Inc. a Georgia Corporation. Under the terms of the agreements being drafted and circulated, Brandmakers, Inc. would be merged into the Company.

         Management plans to consummate the merger, which will decrease the payable to approximately $155,000. Smart Games has ceased operations with the only viable plan being to consummate the merge with Brandmakers.

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)

         Prior to and in anticipation of the merger, the principals of Brandmakers Inc. have, on the Company's behalf, continued the program whereby it negotiated settlements of outstanding trade payable indebtedness owed by the Company. Brandmakers has executed and/or agreed to issue notes payable and/or cash of approximately $147,597 in order to settle indebtedness of approximately $597,597. The following is a pro forma balance sheet at December 31, 1997 and statement of operations, reflecting the subsequent reduction of accounts payable and other accrued expenses on its balance sheet by approximately $450,000 and recorded an extraordinary after tax gain of approximately $450,000.

                                                              1997      Pro forma
Current  Assets
   Cash                                                     $  2,578    $  2,578
   Accounts Receivable, less allowances
   of $32,284                                                  1,925       1,925
Inventories:
   Raw Materials                                               - 0 -       - 0 -
   Work-in-Process                                             - 0 -       - 0 -
   Finished Goods                                             21,300      21,300
       Total Inventories                                      21,300      21,300
                                                            --------    --------

   Prepaid Expenses & Other Current Assets                     1,000       1,000
                                                            --------    --------

   Total Current Assets                                       26,803      26,803
                                                            --------    --------
   Property Plant & Equipment.
   Less Accumulated Depreciation and Amortization

   Machinery & Equipment                                      10,462      10,462
   Computer & Communication Equipment                         50,446      50,446
   Furniture & Fixtures                                       29,170      29,170
   Leasehold Improvements                                      - 0 -       - 0 -
   Capital Leases                                              - 0 -       - 0 -
                                                            --------    --------
                                                              90,078      90,078
                                                            --------    --------
   Less Accumulated Depreciation &
   Amortization                                              (80,456)    (80,456)
                                                            --------    --------

   Total Property, Plant & Equipment                           9,622       9,622
                                                            --------    --------
   Other Assets
       Trades Credits                                          - 0 -       - 0 -
       Other Assets                                            - 0 -       - 0 -
                                                            --------    --------
   Total Other Assets                                          - 0 -       - 0 -
                                                            --------    --------
       Total Assets                                         $ 36,425    $ 36,425


         The pro forma is included to give the reader a better understanding of where the company could stand given that the merger was imminent and that the accounts payable and accrued liabilities write down were substantial and significant due to signed agreements/notes between the creditor and Brandmakers, the merger candidate.

          FOURTH QUARTER ADJUSTMENTS:

          a.  Negative COGS                      7,945
          b.  Negative R & D                    53,177
          c.  Negative non-recurring charges    43,124

         The above items a. and b. were not adjustments but were reclasses. Prior to December 31, 1997 certain items were classed into costs of goods sold and research and development which were included in general and administration expenses at December 31, 1997. Items previously included in cost of goods sold included freight and indirect labor. Research and development had included product set-up, training, consulting and public relations.

         Non-recurring charges included a credit adjustment in the fourth quarter to amortization, which had previously been adjusted and included in non-recurring charges for the third quarter.

         All activity was suspended for the most part during the 4th quarter thereby significantly limiting the expenses for that period compared to the first three-quarters. Contributing to the first quarter net loss of only approximately $2,000 was a negative balance for miscellaneous operation expenses of approximately $250,000. Contributing to the loss in the 2nd quarter was an LCM adjustment of $275,000 and obsolescence expense of $11,000. Obsolescence expense in the 3rd quarter of $300,000 contributed to the loss.

         There are additional adjustments to be made in 1998 due to the company ceasing all operations and the reliance on a merger with Brandmakers Inc.

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