Form 10KSB/A
period 1998-12-31
SMART GAMES INTERACTIVE INC
filed 1999-07-23
CIK 915766

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                  FORM 10-KSB/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Yes                       No.  X
        -------                 --------

                      -------

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

         Since September of 1997, the Company has not been active. Although dormant, the Company has not filed for bankruptcy protection nor has it been placed into receivership. The Company has not been dissolved. Before going dormant, the Company's largest creditor, Miles Rubber, did obtain a Judgment against all of the Company's assets from the Court of Common Pleas in Summit County, Ohio. At year end 1998, Miles Rubber had not pursued any further enforcement of its Judgment lien.

         The Judgment held by Miles Rubber is sufficiently sweeping as to constitute a material reclassification of the Company's assets not in the ordinary course of business, as this term is employed in S-B Regulation 101
(a)(3).

         The Company has conducted no business since September of 1997. Accordingly, it has not produced any products or services, nor has it worked upon any new product, and it has not distributed any other company's product for the previous fifteen months. Given these circumstances, the Company can make no comment about the competitive business conditions of its industry during this time, since it has not been a participant; it has no customers; and it has no sources for raw materials and other supplies.

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

         The Company has no full time employees and no part time employees. Since April of 1998, when a meeting was convened with Brandmakers, the Company has been reconciled to a merger with Brandmakers. All expenses relating to this merger, including the compiling of new audits and updating its record with the Commission, has been borne by Brandmakers. The Company does need to get its reporting requirement current with the Commission before any active trading can commence.

         From April of 1998 to the end of the year, Brandmakers carried on discussions and sought settlements from the creditors of the Company. On the whole, the

Company's creditors were very accommodating. Brandmakers sought to buy each creditor's outstanding balance for approximately 30% of its face value, through a promissory note and a Release. Copies of the standard promissory note and release are attached as Exhibits 1 and 2. In a few cases, creditors held out for more than the 30% offered and in some rare instances, creditors sought almost all of the balance owed to them. Although some exceptions had to be made, on balance, Brandmakers has been successful in securing releases from its creditors at approximately 35% of the debts face value.

         One creditor, Miles Rubber, had to be separated from the pack and given extra attention. Miles Rubber held a Judgment which covered substantially all of the Company's assets. At year end, a definitive deal had still not been struck between Miles Rubber and Brandmakers, although it had been made clear by both Miles Rubber and Brandmakers that a deal would be forthcoming, as there were no serious issues separating the parties. Miles Rubber fully expects to sell its Judgment to Brandmakers.

         There is no affiliation between any members of management, any directors and any officers of the Company and Brandmakers. Brandmakers was a former client of the Company and bought parts for golf games. This is how the two parties came to know one another.

ITEM 2. PROPERTIES

      The Company has leased two commercial storage units for the past year to house its inventory and miscellaneous supplies. There is a lien held by Miles Rubber against all of the merchandise stored in these two units. The lease for these storage units has been kept current. Negotiations are proceeding between Brandmakers and Miles Rubber for control over these storage units and it is anticipated that Brandmakers will assume control of these commercial storage units sometime in early 1999.

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

     If the Plan of Brandmakers is approved by the Stockholders, the Company's debt will be completely restructured and assumed by Brandmakers and the Company itself will be fully reactivated by merging all the existing operations of Brandmakers into the Company. This merger will totally change the complexion of the Company. To understand the impact of this decision, a summary of the operations of Brandmakers follows.

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

     Skill Machines Brandmakers has some skill machines that have been placed in locations on a redemption basis. None of these are on location at this time.

      Laser Cue Brandmakers is in the process of assembling ten production prototypes for this cue that will be advertised and highlighted in a video as a training cue. This project is several months behind schedule, after having rejected three prototypes made by the "experts". Brandmakers finally decided on the material to be used for the shaft as well as the appropriate construction to make the cue strong and professional in appearance. The ten prototype cues will be used for production quotes and marketing, including the making of a two minute video. Brandmakers has numerous marketing ideas for Laser Cue and will be discussing a possible infomercial. Brandmakers is counting on the cue to provide a substantial income over the next few years. Our timing is to have the 10 production prototypes completed by the end of November, 1998, and production pricing and tooling costs as well as an order placed for 5,000 cues later in 1999. Realistically, production for the initial order will take 60 to 90 days.

      Mario Nintendo Arcade Game This is a dual laser gun game, which will have significant appeal to the young with movement of Mario, a Dragon, Dolphins and other targets. This product is ideal for pizza places such as Chuck E Cheese, for arcades and for Carnivals. It has worldwide appeal and the prototype should be ready by November 1999. Brandmakers has a marketing plan and anticipates substantial orders.

     Dual Vend Prepaid Phone Card Machines Brandmakers two column machines are priced at the very low end of the market. Our dispensing mechanisms were acquired inexpensively and allow us to maintain this pricing, although design improvements in the cabinet and circuit board will lead to a small price increase. We will advertise these machines in 1999.

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

     Computer Disk Dispenser Brandmakers currently has two machines at Colleges dispensing computer disks and copycards (cards to insert in copying machines to make copies). Brandmakers can also add a column to dispense prepaid phone cards or dispense the phone cards instead of copy cards. Two other colleges have these machines which dispense computer disks only from two columns. Research indicates computer labs in colleges and universities will be our primary market and sales will commence in 1999. Colleges advise us that no one makes a dispenser of computer disks and that is the primary reason we are entering that market.

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

      Upon filing this 10-KSB and all necessary 10-QSB's, clearing comments for its proposed Proxy Statement and resuming its status as a corporation in good standing with the State of Delaware, the Company will mail to all security holders of record a Proxy Statement, a preliminary copy of which is attached to this Form 10-KSB and incorporated by reference. In further response to this question, the reader is respectfully referred to this Proxy Statement, which sets forth all matters to be submitted to a vote of the security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

     There is no established public trading market for the Registrant's securities. The Company's trading symbol is SSCI. The prinicipal market for the Issuer's common equity is the Over the Counter / Bulletin Board exchange operated by NASD. A review of the Yahoo data base of financial information indicates that there are no historical charts available and the records which can be retrived were last updated on November 13, 1997. In lieu of providing the Issuer's high and low for each quarter in the last two years, it is submitted that the price has fluctuated between 4 cents and 8 cents during this period with very little selling and buying activity.

         In a proxy statement issued just before the Annual Meeting in 1996, it was reported that Mr. Lipps 100,000 shares of stock issuable to him upon the exercise of immediately exercisable Common Stock purchase warrants. The Roulston Investment Trust Limited had 30,000 shares of common stock which are issuable upon the immediate exercisable Common Stock purchase warrants. There is also 317,500 shares issuable to certain directors and executive officers upon the exercise of stock options exercisable within 60 days of the August, 1996 proxy statement, which was also granted under the Stock Option Plan. Under the terms of the option agreements, all options expired in March, 1998. It is not known how many of warrants are still outstanding or what validity still attaches to them. However, the proposed reverse split of 43 to 1 will substantially nullify the warrants that are still outstanding as well as any stock issued pursuant to Rule 144 before the Company went dormant. There are 230 stock holders of record.

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

         The Company has no plan of operation for the next twelve months. The Company has made the decision to pursue a merger and, if approved by the stockholders, existing management will step down and Brandmakers will assume full control.

         For the periods covered by the attached financial statements, the Company has no cash reserves at all. Even the audits have been financed by Brandmakers. The Company has no plans for raising any additional funds in the next twelve months. Accordingly, the Company is not planning any purchases of any kind relating to any plants or any equipment. Regarding employees, the Company has no employees and, if the merger with Brandmakers is not approved, this will not change.

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

     The only agreement and understanding existing between Brandmakers and the Company is the Merger Agreement. If the Merger Agreement is ratified by the shareholders, a Stock Acquisition Agreement will be signed. Copies of these two agreements are attached as Exhibits 3 and 4. There are no other agreements of any kind or nature existing between the Company and Brandmakers.

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

         Messrs. Chuma, the former chief financial officer, has an employment contract with the Company commencing January 1, 1993 for a term of two years and which are automatically renewable from year to year thereafter unless either party terminates the contract with written notice ninety (90) days prior to the end of the second year or any subsequent year. In 1997 the employment contract was terminated and, hence, payments from June 1, 1997 through December 31, 1997 were never made. The contract provided for a base monthly salary of $6,250 Messrs Chuma which can only be increased with Board approval. This former officer has agreed to a covenant-bot-to-compete for two years subsequent to termination or resignation, unless such termination is in breach of the agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Title of Class      Name / Address          Amount of Shares     Percent
of
                         Beneficial Owner        Beneficial Owner      Class

     Common Stock        Michael Taglich            1,050,966            8%

                         Robert Taglich             1,050,966            8%

      Management holds an insignificant amount of stock in the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      No officer, director or family member of an officer or director is indebted to the Registrant.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS.

      The following documents are hereby filed with this report.

      Independent Auditor's Report dated July 20, 1999.
      Balance Sheet of December 31, 1998 and 1997
      Statements of Operations for the Years ended December 31, 1998 & 1997 Statement of Shareholders' Equity for the years ended December 31, 1998 & 1997
      Statement of Cash Flows for the years ended December 31, 1998 & 1997

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

Date: July 20, 1999                            By  /s/ Nicholas J Chuma
     -------------------                          -----------------------------
                                                    James Chuma, Acting Director
                                                    Acting Secretary

                                                   -----------------------------
                                                      Smart Games Interactive,
                                                                Inc.

                                                        Financial Statements
                                                                  &
                                                    Independent Auditor's Report

                                                      December 31, 1997 & 1998
                                                   -----------------------------




                          -----------------------------
                             Harmon & Company, CPA,
                                      Inc.
                          -----------------------------

                                                   -----------------------------
                                                   SMART GAMES INTERACTIVE, INC.
                                                   -----------------------------




                               TABLE OF CONTENTS

Independent Auditors' Report ................................................................   Page 2

Financial Statements
  Balance Sheets as of December 31, 1997 and 1998 ...........................................   Page 3
  Statements of Operations for the years ended December 31, 1997 and 1998 ...................   Page 4
  Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1997 and 1998   Page 5
  Statements of Cash Flows for the years ended December 31, 1997 and 1998 ...................   Page 6
  Notes to Financial Statements .............................................................   Page 7


                          Independent Auditors' Report


To the Board of Directors
Smart Games Interactive, Inc.

         We have audited the accompanying balance sheets of Smart Games Interactive, Inc. as of December 31, 1997 and 1998 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the 1997 and 1998 financial statements referred to above present fairly, in all material respects, the financial position of Smart Games Interactive, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has incurred losses since its start-up and is not currently generating sufficient cash flows from operations. This situation raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are set forth in Notes A, B and L. The financial statements include all necessary adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ Harmon & Company, CPA, Inc.
-------------------------------
Harmon & Company, CPA, Inc.
Dublin, Ohio
July 20, 1999.

                         SMART GAMES INTERACTIVE, INC.
                                 Balance Sheets
                           December31, 1997 and 1998

                                                                                      1997           1998
                                                                                      ----           ----
                                     Assets
Current Assets
--------------
 Cash                                                                            $     2,578    $         0
 Accounts Receivable, less allowances of $32,284
  in 1997                                                                              1,925              0
 Inventories:
  Raw Materials                                                                            0              0
  Work-In-Process                                                                          0              0
  Finished Goods                                                                      21,300              0
              Total Inventories                                                       21,300              0
                                                                                 -----------    -----------
 Prepaid Expenses and Other Current Assets                                             1,000              0
                                                                                 -----------    -----------
            Total Current Assets                                                      26,803              0
                                                                                 -----------    -----------
Property, Plant & Equipment, less Accumulated
---------------------------------------------
 Depreciation and Amortization
 -----------------------------
 Machinery & Equipment                                                                10,462              0
 Computer & Communication Equipment                                                   50,446              0
 Furniture & Fixtures                                                                 29,170         29,170
                                                                                 -----------    -----------
                                                                                      90,078         29,170
 Less Accumulated Depreciation and Amortization                                      (80,456)       (23,715)
                                                                                 -----------    -----------
        Total Property, Plant & Equipment                                              9,622          5,455
                                                                                 -----------    -----------
               Total Assets                                                      $    36,425    $     5,455
                                                                                 -----------    -----------

                             Liabilities and Shareholder's Equity (Deficit)
Current Liabilities
-------------------
 Note Payable                                                                    $    14,000    $    14,000
 Accounts Payable                                                                    577,252        151,604
 Accrued Compensation and Related Liabilities                                         15,000              0
 Other Accrued Expenses                                                               46,328         14,600
                                                                                 -----------    -----------
           Total Current Liabilities                                                 652,580        180,204
                                                                                 -----------    -----------
Shareholders' Equity (Deficit)
------------------------------
 Preferred Stock, at par value ($.0002), 5,000,000 shares authorized,
 -0- shares issued and outstanding                                                         0              0
 Common Stock, at par value ($.0002), 50,000,000 shares authorized, 12,648,244
 shares issued and outstanding in 1997 and 1996, respectively                          2,530          2,530
 Paid-in Capital                                                                   6,262,943      6,262,943
 Accumulated Deficit                                                              (6,881,628)    (6,440,222)
                                                                                 -----------    -----------
       Total Shareholders' Equity (Deficit)                                         (616,155)      (174,749)
                                                                                 -----------    -----------
   Total Liabilities & Shareholders' Equity (Deficit)                            $    36,425    $     5,455
                                                                                 -----------    -----------




The accompanying notes are an integral part of the financial statements

                         SMART GAMES INTERACTIVE, INC.
                            Statements of Operations
                 For the Years Ended December 31, 1997 and 1998


                                                                     1997           1998
                                                                     ----           ----

Net Sales                                                      $    159,133     $    44,468
Cost of Goods Sold                                                  143,754          21,300
                                                               ------------     -----------
         Gross Margin                                                15,379          23,168
                                                               ------------     -----------

Selling, General and Administrative Costs                           769,809          54,988
Research and Development Costs                                        1,433               0
Non-recurring Charges                                               783,620               0
                                                               ------------     -----------
                                                                  1,554,862          54,988
                                                               ------------     -----------
        Loss from Operations                                     (1,539,483)        (31,820)
Other Expenses                                                       12,970           1,200
                                                               ------------     -----------
  Loss before Extraordinary Items                                (1,552,453)        (33,020)
Extraordinary Items                                                 241,004         474,426
                                                               ------------     -----------
         Net Income (Loss)                                      ($1,311,449)    $   441,406
                                                               ------------     -----------

Net Income (Loss) per common share before extraordinary item         ($0.12)         ($0.00)

Net Income (Loss) per common share                                   ($0.10)          $0.03

Shares used in calculation of net income (loss) per share        12,648,244      12,648,244
                                                               ------------     -----------



The accompanying notes are an integral part of the financial statements

                         SMART GAMES INTERACTIVE, INC.
                  Statements of Shareholders' Equity (Deficit)
                 For the Years Ended December 31, 1997 and 1998


                                             Common Stock                                       Total
                                             ------------          Paid in     Accumulated  Shareholders'
                                        Shares         Amount      Capital       Deficit       Equity
                                        ------         ------      -------       -------       ------

     Balance December 31, 1996        12,648,244       2,530      6,262,943    (5,570,179)     695,294
                                      ----------      ------     ----------   -----------    ---------

Net Loss                                                                       (1,311,449)  (1,311,449)
                                                                              -----------    ---------

     Balance December 31, 1997        12,648,244       2,530      6,262,943    (6,881,628)    (616,155)
                                      ----------      ------     ----------   -----------    ---------

Net Loss                                                                          441,406      441,406
                                                                              -----------    ---------

     Balance December 31, 1998        12,648,244      $2,530     $6,262,943   ($6,440,222)   ($174,749)
                                      ==========      ======     ==========   ===========    =========




The accompanying notes are an integral part of the financial statements

                         SMART GAMES INTERACTIVE, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 1997 and 1998



                                                          1997            1998
                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Loss before extraordinary activities                 ($1,552,453)      ($33,020)
 Extraordinary item                                       241,004        474,426
                                                      -----------    -----------

 Net income (loss)                                     (1,311,449)       441,406

 Adjustments to reconcile net loss to net cash used by operating activities

  Depreciation and amortization                            10,374          4,167
  Accounts receivable allowances                           11,716              0
  Adjustment of valuation reserves                       (538,186)             0
  Non - recurring charges                                 783,620              0

  Cash provided (used) by the change in:
   Accounts receivable                                     27,055          1,925
   Inventories                                            537,543         21,300
   Prepaid expenses and other assets                      170,886          1,000
   Note Payable                                            14,000              0
   Accounts payable                                       (13,983)      (425,648)
   Accrued expenses                                      (150,700)       (46,728)
                                                      -----------    -----------
       NET CASH USED BY OPERATING ACTIVITIES             (459,124)        (2,578)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Purchases of property and equipment                            0              0

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Issuance of notes payable                                 14,000              0
 Repayment of capital lease obligations                   (34,638)             0
                                                      -----------    -----------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       (20,638)             0
                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH                          (479,762)        (2,578)
                                                      -----------    -----------

Cash and Cash equivalents, beginning of year              482,340          2,578
                                                      -----------    -----------

Cash and Cash equivalents, end of year                $     2,578    $         0
                                                      -----------    -----------


The accompanying notes are an integral part of the financial statements

                          SMART GAMES INTERACTIVE, INC.
                         Notes to Financial Statements
                           December 31, 1997 and 1998

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

         On October 11, 1996, Sports Sciences, Inc. ("SSI"), the predecessor to the Company, reincorporated from the State of Ohio to the State of Delaware by means of a merger with and into the Company (the "Merger"), then a wholly-owned subsidiary of SSI. The Company was the surviving corporation in the Merger. In the Merger, SSI's outstanding common stock was automatically extinguished and converted into issued and outstanding shares of the Coin pan/s common stock.

         WINDING DOWN AND TERMINATION OF OPERATIONS - Cash flow generated from operations during 1997, and prior years, was not sufficient to maintain operations. During 1997, the Company started planning for possible long term debt financing and/or private placements of equity and/or debt securities. The Company's efforts to obtain financing were not successful. To address the Company's severe and ongoing cash flow problems, the Company significantly reduced the level of operations during the second quarter of 1997 and accordingly proceeded to close down all operations of the Company in the last half of 1997. Accordingly, the Company terminated all employees, including the president and chief executive officer, John D. Lipps. Due to this termination, all patents assigned by Mr. Lipps to the Company reverted back to Mr. Lipps. The Company has incurred certain non-recurring charges totaling $783,620 as a result of reducing the inventories and certain assets to net realizable values and returning the patents. The following is summary of non-recurring charges:


                                                              1997        1998
------------------------------------------------------------------------------
 Inventory valuation adjustments and writeoffs              $512,767      $ 0

 Property & Equipment valuation adjustments and writeoffs    155,439        0

 Patents                                                      73,414        0

 Writeoff of Trade Credits                                    42,000        0
                                                            --------      ---
                 Total Non-recurring items                  $783,620      $ 0
                                                            ========      ===


         In addition, and as more fully explained in Note L, the Company has submitted to the Board of Directors a draft of an Acquisition and Merger Agreement whereby in a reverse merger, the Company would acquire Brandmakers, Inc., a Georgia corporation. Under the terms of the agreements Brandmakers, Inc. would be merged into the Company.

         Prior to and in anticipation of the merger, the principals of Brandmakers, Inc. have, on the Company's behalf, continued the program whereby it negotiated settlements of outstanding trade payable indebtedness owed by the Company. Brandmakers has executed and/or agreed to issue notes payable and/or cash of approximately $155,000 in order to settle indebtedness of approximately $577,000.

         CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash in vestments with financial institutions and, although at December 31, 1996 they had invested amounts in excess of federal insurance limits, management did not feel that the Company was exposed to any substantial credit risk. As previously indicated, the Company significantly reduced the level of operations during the second quarter of 1997 and accordingly proceeded to close down all

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)

operations of the Company in the last half of 1997, All risks with respect to accounts receivable, valuation allowances and appropriate reserves have been considered.

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

         OTHER ASSETS, NET - In prior years, other assets consisted primarily of patents and trademarks which were stated at cost. The Company capitalized the costs associated with obtaining patents and trademarks, primarily legal expenses and filing fees. On an ongoing basis, the Company evaluated the carrying value of its patents and trademarks and adjusts for any impairment in value. Amortization was computed on a straight-line basis over the estimated useful life of the patent or trademark, not to exceed 17 years for patents and 40 years for trademarks. Amortization expense for the years ended December 31, 1997 and 1998 were $10, 671 and $0, respectively. As previously discussed, the Company terminated all employees, including the president and chief executive officer, John D. Lipps. Due to this termination, all patents assigned by Mr. Lipps to the Company reverted back to Mr. Lipps and a $73,414 non-recurring charge was recorded in 1997.

         REVENUE RECOGNITION - The Company recognizes revenue when gobds are shipped to customers except for inventory shipped on a consignment basis. Revenue from consignments is recognized when the consignee sells the product to individual consumers. Allowances are recorded for estimated product returns and warranties. International sales, including Canada, amounted to approximately $2,000 and $0 for the years ended December 31, 1997 and 1998, respectively.

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

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)

         INVENTORY; NON-RECURRING CHARGES - During 1997, the Company recognized unusual, non-recurring charges of $512,767 related to reducing inventories to net realizable value. Such value is based on management's estimate of sales of its 16-bit technology products in the ensuing years. The inventory balance of the Company's remaining 16-bit technology products at December 31, 1996 was approximately $51,000, an amount which was subsequently written off in 1997.

         BARTER TRANSACTION - TRADE CREDITS; NON-RECURRING CHARGES - In prior years, the Company entered into an agreement whereby it sold its products at fair market value in exchange for cash and trade credits to be utilized on a part cash (cash portion not to exceed 50%), part trade basis for media advertising, goods and or services. The initial term of the agreement was for 36 months; however, the Company had the right to extend the agreement for an additional 12 months. Any trade credits remaining after expiration of the agreement were to become null and void. None of the trade credits had been utilized by the Company.

         It became apparent that circumstances indicated that there was substantial uncertainty as to the Company's ability to utilize the trade credits during the remaining term of the agreement as realization of the trade credits is dependent on the Company generating sufficient future cash flows to meet the cash payments required in connection with the utilization of the trade credits. During 1997, the Company recorded a non-recurring charge of $42,000 as a result of reducing the trade credits to their net realizable value.

         PROPERTY AND EQUIPMENT VALUATION ADJUSTMENTS AND WRITE-OFFS - Property and equipment valuation adjustments and write-offs consisted of the following for 1997:



                                                    Cost      Adjustment    As Adjusted
---------------------------------------------------------------------------------------
Machinery and equipment                          $ 325,471    ($315,009)     $  10,462

Computer equipment                                  84,983      (34,537)        50,446

Furniture and fixtures                              31,095       (1,925)        29,170

Leasehold improvements                               3,283       (3,283)           -0-

Assets held under capital leases                    37,860      (37,860)           -0-
                                                 ---------    ---------      ---------

                                                   482,692     (392,614)        90,078

Less accumulated depreciation and amortization     317,631     (237,175)        80,456
                                                 ---------    ---------      ---------

Property and equipment, net                      $ 165,061    ($155,439)     $   9,622
                                                 =========    =========      =========



         During 1998, the equipment and computers which had been fully depreciated and which management determined had no value were written down to $0.

NOTE C - EXTRAORDINARY ITEMS

         During the fourth quarter of 1996, the Company initiated a program whereby it negotiated settlements of outstanding trade payable indebtedness owed by the Company. The Company continued this program during 1997 and paid cash of approximately $98,000 to settle indebtedness of approximately $355,000. The Company reduced accounts payable and other accrued expenses on its balance sheet by approximately $355,000 and recorded an extraordinary after tax gain of approximately $241,004, net of expenses of approximately $15,996.

         Prior to and in anticipation of the proposed merger, the principals of Brandmakers, Inc. have, on the Company's behalf, continued the program whereby it negotiated settlements of outstanding trade payable indebtedness owed by the Company. Brandmakers has executed notes payable and/or cash of approximately $155,000 in order to settle indebtedness of approximately $577,000.

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)


         Because it is likely that these payables will be paid by Brandmakers, Inc. (a third party), during 1999, the Company reduced its accounts payable and other accrued expenses by approximately $476, 000 and recorded an extraordinary after tax gain of approximately $476,000.

NOTE D - LEASES

         During a portion of 1997, the Company leased its office, manufacturing facility and certain office equipment under noncancellable operating leases. The office and manufacturing facility lease expired in May 1997 and the Company did not exercise its option to renew. In conjunction with expiration of the lease, the Company recorded a writeoff of leasehold improvements of $3,283 in 1997.

NOTE E - WARRANTY AND RIGHT OF RETURN POLICIES

         All of the Company's products carry a minimum 90 day manufacturer's warranty. The warranty period begins on the date of purchase by the individual consumer. Consumers, who purchase a product from the Company, have the right to return the product for either merchandise, credit or refund (within 30 days of purchase) provided the product is free of damage or abuse not consistent with the normal use of the product: All sales were final and no additional warranty or right of return exists for sales made in 1997 or 1998.

NOTE F - COMMITMENTS

         PATENT AGREEMENT WITH COMPANY PRESIDENT - The President of the Company had previously assigned four patents and/or patent applications to the Company in connection with his employment. The assignment stated that, in the event the President's employment was terminated for any reason, he was entitled to severance payments equal to three percent of the annual gross revenues received by the Company from the sale of its products which rely on these patents, and are payable only for the life of the patents and patent applications. Pursuant to the agreement, payments were not to exceed $360,000 or be less than $90,000 on an annual basis. In the event the Company did not perform in accordance with the agreement, the patents and patent applications were to revert to the President. This reversion took place during the third quarter of 1997.

         LICENSING AGREEMENTS - The Company had licensing agreements with certain major manufacturers of video games for the limited right to use the manufacturers" trademarks in connection with several of the Company's products. The agreements called for royalties equal to five percent of net sales of products licensed under the agreements. The Company recognized royalty expense of approximately $0 in 1997 and 1998 relating to these agreements. The Company allowed these agreements, which cover the Company's 16- bit product line, to expire at their respective expiration dates.

         In September 1996, the Company executed a license agreement with Little League Baseball, Incorporated ("Little League') whereby the Company can utilize the trademarks of Little League on Smart Baseball TM. This agreement expired in September 1997 and was not renewed. No royalty expense related to this agreement was recorded during 1997 and 1998.

NOTE G - COMMON STOCK

         On April 18, 1994, the Company completed a public offering of 800,000 units consisting of one common share and one common share purchase warrant for proceeds of approximately $4 million ($3.4 million after expenses). The warrants became separately transferable sixty days after the effective date of the offering. Under the terms of the warrant agreements, the exercise price of the warrants and the number of shares purchasable are adjusted whenever common stock is issued at a share price below the current market

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)


value. At December 31, 1996, warrants to purchase 1,061,571 shares of the Company's common stock exercisable at $4.71 per share were outstanding. These warrants expired on April 7, 1997.

         In 1994, the Company issued 71,785 common stock purchase warrants to the underwriter of the offering. At December 31, 1996, warrants to purchase 95,256 shares of the Company's common stock exercisable at $4.71 per share and expiring on April 8, 1999 were outstanding. Any or all of these warrants are callable at the option of the Company at a price of $.01 per warrant if the closing price of the Company's common stock equals or exceeds $4.71 for thirty consecutive trading days. These warrants expired on April 8, 1999. In addition, 30,000 warrants, each providing for the purchase of one share of the Company's common stock at an exercise price of $4 per share, were issued on October 19, 1993 and expired October 19, 1998, At completion of the public offering, the Company converted certain debenture bonds to common stock through the issuance of 323,979 shares of common stock.

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

         In 1996, the Company has authorized for the issuance of 10,000 shares of common stock to the Company's manufacturing representative in China for the continued warehousing of product. Additionally in 1996, the Company has authorized the issuance of 30,000 shares of common stock as partial settlement of trade payable indebtedness. As of June 9, 1999, none of these shares of common stock have been issued.

         On February 14, 1997, the Company filed a Registration Statement on Form SB-2 in order to register,

         (1) 538,532 shares of common stock the Company issued to certain trade payable creditors in exchange for cancellation of trade payable indebtedness,

         (2) 6,933,333 shares of common stock the Company issued in the October 1996 private placement,

         (3) 693,333 shares of common stock to be issued by the Company upon the exercise of 693,333 warrants issued to the placement agent in the October 1996 private placement and

         (4) 10,000,000 shares of common stock to be offered by the Company from time to time. Upon receiving the SEC comment letter, the Company determined that it was unable to proceed with the offering and withdrew the registration.

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)

             The Company"s stock is currently traded on the over the counter
(0TC) market.

NOTE H - COMMON STOCK OPTIONS

             On November 15, 1993, the Company's Board of Directors adopted the 1993 Non qualified Incentive Stock Option Plan. Under the plan, as amended by the Company's shareholders in April 1995 and in October 1996, options may be granted to employees to purchase up to 1,000,000 shares of the Company's common stock at exercise prices not less than market value at the date of grant unless otherwise authorized by the Board of Directors. The options are exercisable at various times determined at the date of grant for a period of no more than ten years. No options have been exercised under this plan. All options for 1997 and 1996 were issued to employees of the Company. These options expire under the terms of the agreement six months after an employee is no longer in the employ of the Company. All options expired March 1998 without any being exercised.

NOTE I - INCOME TAXES

             Prior to October 20, 1993, the Company was treated as a Subchapter S corporation under the Internal Revenue Code for income tax purposes. Accordingly, substantially all of the income and expenses of the Company through October 19, 1993 are included in the federal and state income tax returns of the shareholders and operating losses generated through such period are not available to the Company for carryover. Net operating losses since October 19, 1993 of approximately $7,350,000 are available for carryover and expire in various years through 2013.

             Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

             Significant components of the Company's deferred tax liabilities and assets are as follows at December 31, 1997 and 1998:


                                                                   1997          1998
--------------------------------------------------------------------------------------
Deferred tax liabilities, principally property and equipment,
patents and return reserves                                          $-0-         $-0-

Deferred tax assets:

 Accrued expenses                                                   3,900          -0-

 Start up costs                                                       -0-

 Trade credits                                                        -0-          -0-

 Net operating loss carryforwards                               2,795,000    2,352,000

 Other                                                                -0-          -0-
                                                               ----------   ----------

        Total deferred tax assets                               2,798,900    2,352,000

Valuation allowance for deferred tax assets                    (2,798,900)  (2,352,000)
                                                               ----------   ----------

Net deferred taxes                                                   $-0-         $-0-
                                                               ==========   ==========


             Management has provided a valuation allowance for its net deferred tax assets as the Company has incurred losses since inception.

SMART GAMES INTERACTIVE, INC.                      NOTES TO FINANCIAL STATEMENTS
                                                                     (Continued)


NOTE J - RELATED PARTY TRANSACTIONS

             During 1997, in separate transactions, the Company borrowed a total of $14,000 from two (2) former officers and directors of the Company. The notes are for $10,000 and $4,000 respectively and bear interest at the rate of 10% per annum.

NOTE K - CONTINGENCIES

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

NOTE L - SUBSEQUENT EVENTS

             The Company has submitted to the board of Directors, a draft of an Acquisition and Merger Agreement whereby the Company would acquire Brandmakers, Inc., a Georgia corporation. Under the terms of the agreements being drafted and circulated, Brandmakers, Inc. would be merged into the Company.

             Prior to and in anticipation of the merger, the principals of Brandmakers, Inc. have, on the Company's behalf, continued the program whereby it negotiated settlements of outstanding trade payable indebtedness owed by the Company. Brandmakers has executed notes payable and/or cash of approximately $155,000 in order to settle indebtedness of approximately $577,000.