Form 10QSB
period 1999-03-31
SMART GAMES INTERACTIVE INC
filed 1999-07-23
CIK 915766

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended:                  Commission File Number
         March 31, 1999                                0-23672

                          SMART GAMES INTERACTIVE, INC
                          ----------------------------
(Exact name of Small Business Issuer as specified in its charter)

         Delaware                                   34-1692323
         --------                                   ----------
(State of Incorporation)                (IRS Employer Identification Number)


                            2075 Case Parkway South
                              Twinsburg, OH 44087
                                 (216) 963-0660
         (Address of principal executive offices and telephone number)

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

         Yes      No  X
                     ---

                         SMART GAMES INTERACTIVE, INC.
                         Notes to Financial Statements
                                 March 31, 1999

                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the registrant's Annual Report on Form 1O-KSB filed on February 11, 1999.

NOTE 2. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding.

NOTE 3. EXTRAORINARY ITEM

The Company significantly reduced the level of operations during the second quarter of 1997 and accordingly proceeded to close down all operations of the Company in the last half of 1997 which has continued through March 31, 1999. Accordingly, the Company terminated all employees, including the president and chief executive officer, John D. Lipps. Due to this termination, all patents assigned by Mr. Lipps to the Company reverted back to Mr. Lipps.

In addition, the Company submitted to the Board of Directors a draft of an Acquisition and Merger Agreement whereby in a reverse merger, the Company would acquire Brandmakers, Inc. a Georgia corporation. Under the terms of the agreements Brandmakers, Inc. would be merged into the Company. The Smart Games Board of Directors approved the merger in February 1999.

Prior to and in anticipation of the merger, the principals of Brandmakers Inc. have, on the Company's behalf, continued the program whereby it negotiated settlements of outstanding trade payable indebtedness owed by the Company. Brandmakers has executed notes payable and/or agreed to issue cash of approximately $155,000 in order to settle indebtedness of approximately $577,000. Because it is more likely than not that these payables will be paid by Brandmakers Inc. a third party, the Company reduced its accounts payable and other accrued expenses by approximately $476,000 and recorded an extraordinary after tax gain of approximately $476,000 in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,1998 COMPARD TO THE THREE MONTHS ENDED MARCH
31,1999.

The Company has ceased operations, terminated all employees and is not likely to restart operations with its former business.

FINANCIAL CONDITION AND LIQUIDITY

Cash flow used by operations was zero for the three month period ended March 31, 1999 compared to cash flow used by operations of $12,557 for the three month period ended March 31, 1998.

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

During the third quarter of 1997, the Company's largest creditor received a judgement lien against all the Company's assets, excluding certain intangible assets.

The Company will not be able to generate or raise sufficient funds to meet minimum liquidity needs in 1999 or future years and repay any liabilities of the Company.

PART 2. OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS
                  None

ITEM 2            CHANGES IN SECURITIES
                  None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5            OTHER INFORMATION
                  The Company has ceased operations, terminated all employees and is not likely to restart operations with its former business. The Smart Games Board of Directors approved a merger with Brandmakers Inc.

ITEM 6            REPORTS OF FORM 8-K
                  On February 1999 the Board of Directors approved a merger with Brandmakers Inc. The Board further authorized a proxy for submission to all shareowners after a final review by the Securities and Exchange Commission.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         SMART GAMES INTERACTIVE. INC.
                         -----------------------------

         Date: February 11, 1999                 /s/ Nicholas J. Chuma
               -----------------                 ---------------------
                                                 Nicholas J. Chuma, Director

                         SMART GAMES INTERACTIVE, INC.
                                 Balance Sheets
                      December 31, 1998 and March 31, 1999

                                                                                Audited        Unaudited
                                                                                12/31/98        3/31/99
                                                                                --------        -------
                              ASSETS

Current Assets
--------------
         Cash                                                                  $         0    $         0
         Accounts Receivable                                                             0              0
         Inventory                                                                       0              0
         Prepaid Expenses and Other Current Assets                                       0              0
                                                                               -----------    -----------
                                 Total Current Assets                                    0              0
                                                                               -----------    -----------

Property, Plant & Equipment, less Accumulated
---------------------------------------------
         Depreciation and Amortization
         Furniture & Fixtures                                                       29,170         29,170
                                                                               -----------    -----------
                                                                                    29,170         29,170
                                                                               -----------    -----------
         Less Accumulated Depreciation and Amortization                            (23,715)       (24,757)
                                                                               -----------    -----------
               Total Property, Plant & Equipment                                     5,455          4,413
                                                                               -----------    -----------
Other Assets                                                                             0              0
------------                                                                   -----------    -----------


                         Total Assets                                          $     5,455    $     4,413
                                                                               -----------    -----------

                    LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities
-------------------
         Note Payable                                                          $    14,000    $    14,000
         Accounts Payable                                                          151,604        151,604
         Other Accrued Expenses                                                     14,600         14,900
                                                                               -----------    -----------
                  Total Current Liabilities                                        180,204        180,504
                                                                               -----------    -----------

Shareholders' Equity (Deficit)
------------------------------
Preferred Stock at par value ($.0002), 5,000,000 shares authorized,
- 0 - shares issued and outstanding                                                      0              0
Common Stock at par value ($.0002), 50,000,000 shares authorized, 12,648,244
shares issued and outstanding in 1997 and 1998, respectively                         2,530          2,530
Paid-in Capital                                                                  6,262,943      6,262,943
Accumulated Deficit                                                             (6,440,222)    (6,441,564)
                                                                               -----------    -----------
                           Total Shareholders' Equity (Deficit)                   (174,749)      (176,091)
                                                                               -----------    -----------

         Total Liabilities & Shareholders' Equity (Deficit)                    $     5,455    $     4,413
                                                                               -----------    -----------

                         SMART GAMES INTERACTIVE, INC.
                            Statements of Operations
                      For the Year Ended December 31, 1998
                   and the Three Months Ended March 31, 1999

                                                                Audited           Unaudited
                                                                12/31/98          3/31/99

Net Sales                                                      $     44,468    $          0
Cost of Goods Sold                                                   21,300               0
                                                               ------------    ------------
    Gross Margin                                                     23,168               0
                                                               ------------    ------------
Selling, General and Administrative Costs                            54,988           1,042
Research and Development Costs                                            0               0
Non-recurring Charges                                                     0               0
                                                               ------------    ------------
                                                                     54,988           1,042
    Loss from Operations                                            (31,820)         (1,042)
                                                               ------------    ------------
Other Expenses                                                        1,200             300
                                                               ------------    ------------
    Loss before Extraordinary Items                                 (33,020)         (1,342)
                                                               ------------    ------------
Extraordinary Items                                                 474,426               0
                                                               ------------    ------------
    Net Income (Loss)                                               441,406          (1,342)
                                                               ------------    ------------

Net Income (Loss) per common share before extraordinary item          (0.00)           0.00
                                                               ------------    ------------


Net Income (Loss) per common share                                     0.03           (0.00)
                                                               ------------    ------------

Shares used in calculation of net income (loss) per share        12,648,244      12,648,244
                                                               ------------    ------------

                         SMART GAMES INTERACTIVE, INC.
                  Statements of Shareholders' Equity (Deficit)
                 For the Year Ended December 3, 1998 (Audited)
             and the Three Months Ended March 31, 1999 (Unaudited)


                                                                                          Total
                                   Common Stock             Paid in     Accumulated   Shareholders'
                              Shares           Amount       Capital       Deficit        Equity
                              ------           ------       -------       -------        ------

Balance December 31, 1996    12,648,244    $     2,530    $ 6,262,943   ($5,570,179)   $   695,294

 Net Loss                                                                (1,311,449)    (1,311,449)
                             ----------------------------------------------------------------------
Balance December 31, 1997    12,648,244          2,530      6,262,943    (6,881,628)      (616,155)
                             ----------------------------------------------------------------------

 Net Loss                                                                   441,406        441,406
                             ----------------------------------------------------------------------
Balance December 31, 1998    12,648,244          2,530      6,262,943    (6,440,222)      (174,749)
                             ----------------------------------------------------------------------

 Net Loss                                                                    (1,342)        (1,342)
                             ----------------------------------------------------------------------
Balance March 31, 1999       12,648,244    $     2,530    $ 6,262,943   ($6,441,564)   ($  176,091)
                             ----------------------------------------------------------------------

                         SMART GAMES INTERACTIVE, INC.
                            Statements of Cash Flows
                      For the Year Ended December 31, 1998
                   and the Three Months Ended March 31, 1999

                                                      Audited      Unaudited
                                                      12/31/98      3/31/99
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Loss before extraordinary activities               ($ 33,020)   ($  1,342)
  Extraordinary item                                   474,426            0
                                                     ---------    ---------
  Net income (loss)                                    441,406       (1,342)
                                                     ---------    ---------

Adjustments to reconcile net loss to net cash used by operating activities

   Depreciation and amortization                         4,167        1,042
   Cash provided (used) by the change in:
     Accounts receivable                                 1,925            0
     Inventories                                        21,300            0
     Prepaid expenses and other assets                   1,000            0
     Note Payable                                            0            0
     Accounts payable                                 (425,648)           0
     Accrued expenses                                  (46,728)         300
                                                     ---------    ---------

NET CASH USED BY OPERATING ACTIVITIES                   (2,578)           0
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                         0            0
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES                         0            0
                                                     ---------    ---------

NET INCREASE (DECREASE) IN CASH                         (2,578)           0
                                                     ---------    ---------

Cash and Cash equivalents, beginning of year             2,578            0

Cash and Cash equivalents, end of year               $       0    $       0
                                                     ---------    ---------