Form 10QSB
period 1999-06-30
SMART GAMES INTERACTIVE INC
filed 1999-08-19
CIK 915766

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the Quarterly Period Ended:                     Commission File Number
           June 30, 1999                                     0-23672

                          SMART GAMES INTERACTIVE, INC.
                          -----------------------------
         (Exact name of Small Business Issuer as specified in its charter)

         Delaware                                         34-1692323
         --------                                         ----------
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

                                Yes   [ ]            No [X]

         Traditional Small Business Disclosure Format (Check One):

                                Yes   [ ]            No [X]

                          Smart Games Interactive, Inc.
                                   Form 10 QSB
                       For the Quarter Ended June 30, 1999



                                      Index

                                                                      Page
                                                                      ----
Item 1   Financial Statements
         Balance Sheets 6/30/99, 12/31/98 & 6/30/98                    2

         Statements of Operation 6/30.99, 12/31/98                     3
         And 6/30/98

         Statements of Shareholders Equity                             4

         Statements of Cash Flow                                       5

         Notes to Financial Statements                                 6

         Item 2 Management Discussion & Analysis                       7

Part 2   Other Information                                             8
         Item 1 Legal Proceedings
         Item 2 Changes in Securities
         Item 3 Default upon Senior Securities
         Item 4 Submission of Matters to a Vote of Security Holders
         Item 5 Other Information
         Item 6 Reports of Form 8 - K

         Signatures                                                    9






                                      - 1 -

               Smart Games Interactive, Inc.
               Balance Sheet
               12/31/98 and 6/30/98


                                                                                       Unaudited                 Audited
                           Assets                                                      06/30/1999              12/31/1998


Current Assets

Property, Plant & Equipment


          Furniture & Fixtures                                                    $       29,170.00    $      29,170.00

          Less Accumulated Depreciation                                           $      (25,799.00)   $     (23,715.00)

          Total Property, Plant & Equipment                                       $        3,371.00     $       5,455.00


                    Total Assets                                                  $        3,371.00     $       5,455.00

          Liabilities and Shareholders


Current Liabilities
          Note Payable                                                            $       14,000.00     $      14,000.00
          Accounts Payable                                                        $      151,604.00     $     151,604.00
          Other Accured Expenses                                                  $       14,900.00     $      14,600.00

                    Total Current Liabilities                                     $      180,504.00     $     180,204.00




Shareholders Equity
Preferred Stock at par value (s.0002), 5,000,000 shares authorized
0 shares issud and outstanding
Common Stock at par value (s.0002), 50,000,000 shares authorized, 12,648,244                            $        --
Shares issued and Outstanding in 1997 and 1998, respectively                      $        2,530.00     $       2,530.00
Paid- Capital                                                                     $    6,262,943.00     $   6,262,943.00
Accumulated Deficit                                                               $   (6,442,606.00)    $  (6,440,222.00)

                                    Total Shareholders' Equity ( Deficit)         $     (177,133.00)    $    (174,749.00)

                        Total Liabilities & Shareholders' Equity (Deficit)        $        3,371.00     $       5,455.00



Smart Games Interactive, Inc
Statements of Operations
For the Year Ended 12/31/99                                                Unaudited         Audited           Unaudited
For the 6 months ended 6/30 99                                             6/30/1999        12/31/1999         6/30/1998

Net Sales                                                                       0              44468              44468
Cost of Goods Sold                                                              0              21300              23721

           Gross Margin                                                         0              23168              20747

Selling, G & A Costs                                                         2084              54988              53566
Research and Development                                                        0                  0                  0
Non Recurring Charges                                                           0                  0                  0

           Loss from operations                                             -2084             -31820             -32819

Other Expenses                                                                300              -1200
           Loss before Extradordinary Items                                 -2343             -33020             -32819
Extradordinary Items                                                            0             474126                  0
           Net Income (loss)                                                -2342             441406             -32819

Net Income (loss) per common share before extraordinary item                    0                  0                  0

Net Income (loss) per common share                                              0               0.03                  0

Shares used in calculation of net income (loss) per share                12648244           12648244           12648244


Smart Games Interactive, Inc.
Statement of Shareholders Equity (Deficit)
For year ended 12/31/98 (Audited)
6 months ended 6/30/99 (Unaudited)

                                 Common Stock                               Accumulated       Total Shareholders
                         Shares           Amount     Paid in Capial          Deficit              Equity
Balance 12/31/96        12648244        $2,530.00    $6,262,943.00      $ (5,570,179.00)     $    695,294.00

Net Loss                                                                $ (1,311,449.00)     $ (1,311,449.00)

Balance 12/31/97
                        12648244        $2,530.00    $6,262,943.00      $ (6,881,620.00)     $   (616,155.00)
Net Loss                                                                $    441,406.00      $    441,100.00

Balance 12/31/98        12648244        $2,530.00    $6,262,943.00      $ (6,440,222.00)     $   (174,749.00)

Net Loss                                                                $     (2,384.00)     $     (2,384.00)

Balance 6/30/99         12648244        $2,530.00    $6,262,943.00      $ (6,442,606.00)     $   (177,133.00)




Smart Games Interactive, Inc
Statement of cash Flow
For year ended 12/31/98 (Audited)
6 months ended 6/30/99 (Unaudited)                                        Unaudited               Audited             Unaudited
                                                                          06/30/1999            12/31/1999            06/30/1998

Cash Flow form operating
Loss before Extradordinary Activities                                 $    (2,384.00)       $   (33,020.00)       $  (32,819.00)
                                                                                            $   474,426.00
Extraordinary item                                                    $    (2,384.00)                             $  (32,819.00)

Adjustments to reconcile net loss to net cash used by operating activities

Depreciation and amortization                                         $     2,084.00        $     4,167.00        $    4,398.00
Cash provided (used) by the change in:
             Accounts receivable                                      $      --             $     1,925.00        $    1,925.00
             Inventories                                              $      --             $    21,300.00        $   21,301.00
             Prepaid expenses and other assets                        $      --             $     1,000.00        $    1,000.00
             Note payable
             Accounts payable                                                               $  (425,648.00)       $     --
             Accrued expenses                                         $       300.00        $   (46,728.00)       $   16,750.00

Net Cash used by operating activities                                 $      --             $    (2,578.00)       $     --
Cash flow from investing activities                                   $      --             $      --             $     --
Cash flow from financing activities                                   $      --             $      --             $     --
Net increase (decrease) in cash                                       $      --             $    (2,578.00)       $   12,555.00
Cash and Cash equivalents, beginning of year                                                $     2,578.00        $    2,578.00
Cash and Cash equivalents, end of year                                $      --             $      --             $   15,133.00



                          SMART GAMES INTERACTIVE, INC.
                          Notes to Financial Statements
                                  June 30, 1999

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the registrant's Annual Report on Form 10-KSB filed on February 11, 1999.

NOTE 2. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding.

NOTE 3. EXTRAORINARY ITEM

The Company significantly reduced the level of operations during the second quarter of 1997 and accordingly proceeded to close down all operations of the Company in the last half of 1997 which has continued through June 30, 1999. Accordingly, the Company terminated all employees, including the president and chief executive officer, John D. Lipps. Due to this termination, all patents assigned by Mr. Lipps to the Company reverted back to Mr. Lipps.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

The Company has ceased operations, terminated all employees and is not likely to restart operations with its former business.

FINANCIAL CONDITION AND LIQUIDITY

Cash flow used by operations was zero for the six month period ended June 30, 1999 compared to cash flow used by operations of $12,557 for the six month period ended June 30, 1998.

During the third quarter of 1997, the Company terminated all employees, including the president and chief executive officer, Mr. John D. Lipps. Due to this termination, all patents assigned by Mr. Lipps to the Company reverted back to Mr. Lipps. Since the Company has ceased operations it will not operate as a going concern with its former business. As a consequence, the Company has incurred unusual, non-recurring charges related to reducing the value of inventories and certain assets to net realizable value.

During the third quarter of 1997, the Company's largest creditor received a judgement lien against all the Company's assets, excluding certain intangible assets.

The Company will not be able to generate or raise sufficient funds to meet minimum liquidity needs in 1999 or future years and repay any liabilities of the Company. The Smart Games Board of Directors approved a merger with Brandmakers Inc. in February 1999.

PART 2. OTHER INFORMATION

ITEM 1       LEGAL PROCEEDINGS
             None

ITEM 2       CHANGES IN SECURITES
             None

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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                              SMART GAMES INTERACTIVE, INC.

         Date: August 17, 1999                      /s/Nicholas J. Chuma
               ---------------                      --------------------
                                                    Nicholas J. Chuma, Director