Form 10QSB
period 1999-09-30
SMART GAMES INTERACTIVE INC
filed 2000-04-17
CIK 915766

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED 30 SEPTEMBER 1999

                        COMMISSION FILE NUMBER 0 - 23672

                        SMART GAMES INTERACTIVE, INC.
                (Name of small business issuer in its charter)

              DELAWARE                                 34-1692323
   (state or other jurisdiction of                  (I.R.S. Employer
   incorporation of organization)                  identification No.)

         1612 North Osceola

         Clearwater, Florida                              33755
(address of principal executive office)                (Zip Code)

Issuer's Telephone Number (727) 443-3434

Securities registered under Section 12(b) of the Exchange Act:

      None

Securities registered under Section 12(g) of the Exchange Act:

      Common Stock, $0.0002 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]                    No  [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      On 10 April 2000, the issuer had a total of 27,648,244 shares of common stock, $0.0002 par value, issued and outstanding.

      Transitional Small Business Disclosure Format (Check One):

         Yes  [_]                    No  [X]

                          Smart Games Interactive, Inc.

                                   Form 10 QSB

               For the Quarterly Period Ended 30 September 1999

Part I   Financial Information

Item 1   Financial Statements

         Balance Sheets 30 September 1999 and 31 December 1998          3

         Statements of Operation for the Three and Nine-Month
         Periods Ended 30 September 1999 and 1998                       4

         Statements of Cash Flow for the Nine-Month

         Periods Ended 30 September 1999 and 1998                       5

         Notes to Financial Statements                                  6

Item 2 Plan of Operations                                               7

Part II  Other Information                                              7
         Item 1 Legal Proceedings
         Item 2 Changes in Securities
         Item 3 Default upon Senior Securities
         Item 4 Submission of Matters to a Vote of Security Holders
         Item 5 Other Information
         Item 6 Reports of Form 8 - K

         Signatures                                                     8

                          Smart Games Interactive, Inc.
                                 Balance Sheets
                     September 30, 1999 and December 31,1998


                                                                                  September 30,      December 31,
                                                                                         1999           1998
                                                                                      Unaudited        Audited

                                     Assets

Current Assets .................................................................      $        0      $        0
                                                                                      ----------      ----------

Property, Plant & Equipment, less Accumulated
   Depreciation and Amortization

   Property & Equipment ........................................................          29,170          29,170
   Less Accumulated Depreciation and Amortization ..............................         -26,841         -23,715
                                                                                      ----------      ----------
               Total Property, Plant & Equipment ...............................           2,329           5,455
                                                                                      ----------      ----------
                         Total Assets ..........................................      $    2,329      $    5,455
                                                                                      ----------      ----------

                 Liabilities and Shareholder's Equity (Deficit)

Current Liabilities

   Note Payable ................................................................      $   14,000      $   14,000
   Accounts Payable ............................................................         577,252         151,604
   Other Accrued Expenses ......................................................          45,428          14,600
                                                                                      ----------      ----------
                   Total Current Liabilities ...................................         636,680         180,204
                                                                                      ----------      ----------
Shareholders' Equity (Deficit)
   Preferred Stock, at par value ($.0002), 5,000,000 shares authorized,
   - 0 - shares issued and outstanding .........................................               0               0
   Common Stock, at par value ($.0002), 50,000,000 shares authorized, 12,648,244
   shares issued and outstanding in 1999 and 1998, respectively ................           2,530           2,530
   Paid-in Capital .............................................................       6,262,943       6,262,943
   Accumulated Deficit .........................................................      -6,899,824      -6,440,222
                                                                                      ----------      ----------
             Total Shareholders' Equity (Deficit) ..............................        -634,351        -174,749
                                                                                      ----------      ----------
      Total Liabilities & Shareholders' Equity (Deficit) .......................      $    2,329      $    5,455

                                                                                      ----------      ----------

     The accompanying notes are an integral part of the financial statements

                          Smart Games Interactive, Inc.
                Statements of Operations and Accumulated Deficit
                            For the periods indicated


                                                                 Three month period ended           Nine month period ended
                                                                      September 30,                      September 30,
                                                                  1999             1998             1999              1998
                                                                Unaudited       Unaudited        Unaudited         Unaudited



Net Sales ...............................................    $          0     $          0     $          0     $     44,468
Cost of Goods Sold ......................................               0                0                0           23,721
                                                             ------------     ------------     ------------     ------------
                  Gross Margin ..........................               0                0                0           20,747
                                                             ------------     ------------     ------------     ------------

Selling, General and Administrative Costs ...............           3,842            3,832            5,926           57,398
                                                             ------------     ------------     ------------     ------------
              Loss from Operations ......................          -3,842           -3,832           -5,926          -36,651
Other Expenses ..........................................               0                0              300                0
                                                             ------------     ------------     ------------     ------------
    Loss before Extraordinary Items .....................          -3,842           -3,832           -6,226          -36,651
Extraordinary Items .....................................        -453,376                0         -453,376                0
                                                             ------------     ------------     ------------     ------------
                Net Income (Loss) .......................    ($   457,218)    ($     3,832)    ($   459,602)    ($    36,651)
                                                             ------------     ------------     ------------     ------------
Accumulated Deficit, beginning of the period ............       6,442,606       -6,881,628       -6,440,222       -6,881,628
                                                             ------------     ------------     ------------     ------------
Accumulated Deficit, end of the period ..................    $  6,899,824     ($ 6,885,460)    $  6,899,824     ($ 6,918,279)
                                                             ------------     ------------     ------------     ------------

Net Income (Loss) per common share before
extraordinary item ......................................    ($      0.00)    ($      0.00)    ($      0.00)    ($      0.00)
                                                             ------------     ------------     ------------     ------------

Net Income (Loss) per common share ......................    ($      0.04)    ($      0.00)    ($      0.04)    ($      0.00)
                                                             ------------     ------------     ------------     ------------

Shares used in calculation of net income (loss) per share      12,648,244       12,648,244       12,648,244       12,648,244
                                                             ------------     ------------     ------------     ------------





     The accompanying notes are an integral part of the financial statements

                          Smart Games Interactive, Inc.

                            Statements of Cash Flows

                            For the periods indicated





                                                            Nine month period ended
                                                                  September 30,

                                                              1999            1998
                                                           Unaudited       Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES

   Loss before extraordinary activities .............      ($  6,226)      ($ 36,651)
   Extraordinary item ...............................       -453,376               0
                                                           ---------       ---------
   Net income (loss) ................................       -459,602         -36,651

   Adjustments to reconcile net loss to net cash used by operating activities

    Depreciation and amortization ...................          3,126           6,597

    Cash provided (used) by the change in:

      Accounts receivable ...........................              0           1,925
      Inventories ...................................              0          21,301
      Prepaid expenses and other assets .............              0          -6,500
      Accounts payable ..............................        425,648               0
      Accrued expenses ..............................         30,828          10,750
                                                           ---------       ---------
NET CASH USED BY OPERATING ACTIVITIES ...............      $       0       ($  2,578)
                                                           ---------       ---------

NET INCREASE (DECREASE) IN CASH .....................      $       0       ($  2,578)
                                                           ---------       ---------

Cash and Cash equivalents, beginning of year ........      $       0       $   2,578
                                                           ---------       ---------

Cash and Cash equivalents, end of year ..............      $       0       $       0
                                                           ---------       ---------









     The accompanying notes are an integral part of the financial statements

                          Smart Games Interactive, Inc.

                          Notes to Financial Statements

                               September 30, 1999

                                    Unaudited

Note 1 -  Basis of Presentation

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

         Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31,1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in the registrant's Annual Report on Form 10-KSB.

         The Company's financial statements have been prepared on a going concern basis and do not include certain adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 -   Net Loss Per Common Share

         Net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding.

Note 3 -   Cessation of Operations

         The Company significantly reduced the level of operations during the second quarter of 1997 and subsequently decided to terminate all ongoing business operations in the third quarter of 1997. At December 31, 1998, the Company had no material assets and substantial unpaid liabilities. Therefore, the Company was insolvent during the entire nine-month period ended September 30, 1999. The Company did not generate any revenues during the nine-month period ended September 30, 1999. The Company had no backlog of orders for goods or services and did not make any research and development expenditures during the year ended nine-month period ended September 30, 1999.

Note 4 -   Abandonment of Proposed Merger

         During the nine-month period ended September 30, 1999, the Company's only operations consisted of investigation and negotiation of a potential business combination with Brandmakers, Inc. While the Company and Brandmakers made considerable progress in negotiating the terms of a potential business combination and filing a preliminary proxy statement for the transaction, the transaction was ultimately abandoned by Brandmakers in the third quarter of 1999 when it concluded a business combination with another publicly-held company.

Smart Games Interactive, Inc.                      Notes to Financial Statements
                                                                      (Continued

Note 5 -   Reversal of Extraordinary Item

         In anticipation of the merger with Brandmakers, the Company negotiated settlements of substantially all outstanding trade payables owed by the Company. In connection therewith, the Company agreed to pay cash of approximately $155,000 in order to settle indebtedness of approximately $577,000. As a result of these settlement agreements, the Company recorded an extraordinary gain of $474,426 in the fourth quarter of 1998. Prior to the abandonment of the proposed merger, Brandmakers actually paid $6,000 in full and final settlement of approximately $19,000 in claims against the Company.

         Since the Brandmakers transaction was abandoned in the third quarter of 1999 and Company does not have sufficient resources to honor the previously negotiated settlement agreements, the Company has increased its accounts payable by $425,648 and its other accrued expenses by $27,728 in the current quarter, and recorded an extraordinary loss of $453,376 in the quarter ended September 30, 1999.

Note 6 -   Financial Condition, Liquidity and Plan of Operations

         During the year ended December 31, 1998, the Company liquidated substantially all its inventories and other operating assets and used the proceeds therefrom to reduce its outstanding liabilities. At December 31, 1998, the Company had no material assets and substantial unpaid liabilities. Therefore, the Company could be considered insolvent during the entire nine month period ended September 30, 1999. The Company did not generate any revenues, had no backlog of orders for goods or services and did not make any research and development expenditures during the nine months ended September 30, 1999.

         As previously indicated , the Company has liabilities that are significantly greater than its total assets, and has had no active management or ongoing operations since September 1997.

         During the nine month period ended September 30, 1999, the Company's only operations consisted of investigation and negotiation of a potential business combination with Brandmakers, Inc. While the Company and Brandmakers made considerable progress in negotiating the terms of a potential business combination and filing a preliminary proxy statement for the transaction, the transaction was ultimately abandoned by Brandmakers in the third quarter of 1999 when it (Brandmakers) concluded a business combination with another publicly-held company.

         The   Company's   Board  of  Directors  has  resolved  to  continue  to
investigate possible opportunities to establish a business for the Company. Criteria used in evaluating future opportunities will include, but not be limited to, establishing an asset base for the Company and confirmation of the availability of cash flow from operations to enhance viability and establish value for the Company's shareholders. The Company anticipates future business combinations may take the form of a merger, assets acquisition or stock acquisition. However, there is no assurance that such a transaction will ever be consummated.

Part 2   Other Information

Item 1   Legal Proceedings

     None

Item 2   Changes in Securites

     None

Item 3   Defaults Upon Senior Securities

     None

Item 4   Submission of Matters to a Vote of Security Holders

     None

Item 5   Other Information

     On 17th day of April 2000, the Company filed a Current Report on Form 8-K which discloses a change in control of the Issuer and discusses the Plan of
 .Operations to be implemented by the new control group. Such Current Report on Form 8-K is incorporated herein by this reference.

Item 6   Reports on Form 8-K

     None duirng the reporting quarter.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

17th day of April 2000
                                          Smart Games Interactive, Inc.


                                       By:  /s/
                                          ----------------------------------
                                          Sally A. Fonner, Sole Director and
                                          Chief Executive Officer