Form 10KSB
period 1999-12-31
SMART GAMES INTERACTIVE INC
filed 2000-04-19
CIK 915766

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 0 - 23672

                               SMART GAMES INTERACTIVE, INC.
                       (Name of small business issuer in its charter)



                DELAWARE                                 34-1692323
     (state or other jurisdiction of                  (I.R.S. Employer
     incorporation of organization)                  identification No.)



           1612 North Osceola
           Clearwater, Florida                              33755
  (Address of principal executive effices)               (Zip Code)

                    Issuer's Telephone Number (727) 443-3434

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of each exchange on which registered

           Not Applicable                           Not Applicable



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

         Yes [X]                 No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.

      The issuer had no revenue during the year ended December 31, 1999.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

      Based on the average bid and asked price of the issuer's common stock on April 10, 2000, the aggregate market value of the 12,648,244 shares of common stock held by non-affiliates was $1,897,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      On April 10, 2000, the issuer had a total of 27,648,244 shares of common stock issued and outstanding.

                       Documents Incorporated by Reference

      The Issuer's Current Report on Form 8-K dated April 17, 2000 which discloses a change in control of the Issuer is incorporated herein by this reference.

PART I

Item 1. Description of Business

      Business History. Sports Sciences, Inc., the predecessor to Smart Games Interactive, Inc. (the "Issuer") was incorporated under the laws of the State of Ohio in October, 1991. In April 1994, Sports Sciences completed an initial public offering of securities pursuant to an effective registration statement under the Securities Act of 1933 (the "Securities Act"). Subsequently, in connection with the listing of its securities on the Nasdaq system, Sports Sciences registered its common stock under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). At the 1996 Annual Meeting of the stockholders of Sports Sciences, the stockholders approved a plan to change the corporate domicile of Sports Sciences by means of a statutory merger between Sports Sciences and Smart Games Interactive, Inc., a newly formed wholly-owned subsidiary of Sports Sciences. This merger was consummated on October 11, 1996 and the Issuer has been subject to the reporting requirements of the Exchange Act since that date.

      Originally, the Issuer created, designed, developed and assembled interactive electronic game simulators that incorporated proprietary hardware and software technology. However, the cash flow generated from these operations was not sufficient to pay the Issuer's operating costs and the Issuer had accumulated approximately $5,570,000 in net losses by December 31, 1996. After several unsuccessful attempts to attract additional equity and debt financing, the Issuer significantly reduced the level of operations during the second quarter of 1997 and subsequently decided to terminate all ongoing business operations in the third quarter of 1997. During the year ended December 31, 1997, the Issuer incurred net losses of approximately $1,311,000, including non-recurring charges of approximately $784,000 associated with reducing its inventories and other assets to net realizable value.

      During the year ended December 31, 1998, the Issuer liquidated substantially all its inventories and other operating assets and used the proceeds therefrom to reduce its outstanding liabilities. At December 31, 1998, the Issuer had no material assets and substantial unpaid liabilities. Therefore, the Issuer was insolvent during the entire fiscal year ended December 31, 1999. The Issuer did not generate any revenues during the fiscal year ended December 31, 1999. The Issuer had no backlog of orders for goods or services and did not make any research and development expenditures during the year ended December 31, 1999.

      Although dormant, the Issuer has not been dissolved, filed for bankruptcy protection nor been placed into receivership. During the fiscal years ended December 31, 1998 and 1999, the Issuer's only operations consisted of investigation and consideration of a potential business combination with Brandmakers, Inc. While the Issuer and Brandmakers made considerable progress in negotiating the terms of a potential business combination and filing a preliminary proxy statement for the transaction, the transaction was ultimately abandoned in the third quarter of 1999 when Brandmakers concluded a business combination with another publicly-held company.

      Change in Control. On March 30, 2000, Tobem Investments Limited purchased 15,000,000 shares of common stock from the Issuer for $75,000 in cash. After giving effect to the Tobem transaction, the Issuer has a total of 27,648,244 shares of common stock issued and outstanding. The 15,000,000 shares of common stock held by Tobem represent approximately 54% of the total voting power held by all stockholders.

      In connection with the sale of a controlling  interest to Tobem, Ms. Sally
A. Fonner was appointed to serve as a member of the Issuer's Board of Directors and the three remaining directors resigned from the board. Tobem and the Company then entered into a Project Management Agreement ("PMA") with Capston Network Company of Clearwater, Florida, a company controlled by Ms. Fonner. Under the PMA, Capston is specifically authorized to:

         (i) manage the ministerial accounting and administrative functions associated with preparing and filing the Issuer's delinquent reports under the Exchange Act;

         (ii) negotiate the payment and/or compromise of the Issuer's outstanding liabilities;

         (iii) identify and negotiate a business combination with a suitable private company; and

         (iv) pay, at its sole risk, the costs and expenses associated with maintaining the Issuer's status as a reporting issuer under the Exchange Act and locating and investigating business combination opportunities.

      Capston is also authorized to purchase for its own account or arrange for the sale to third parties of sufficient additional shares of the Issuer's common stock to provide sufficient cash resources for the satisfaction of the Issuer's outstanding obligations.

     Tobem is a private investment company that made a $25,000 unsecured loan to Capston in February 2000. Except for this loan, there was no prior relationship between Tobem and Capston. Tobem is not, directly or indirectly, controlling, controlled by or under common control with Capston. Tobem does not have the power to direct or cause the direction of the management and policies of Capston, whether through the ownership of voting securities, by contract or otherwise.

      The Board of Directors of the Issuer has resolved to continue to investigate possible opportunities to establish a business for the Issuer. Criteria used in evaluating future opportunities will include, but not be limited to, establishing an asset base for the Issuer and confirmation of the availability of cash flow from operations to enhance viability and establish value for the Issuer's shareholders. The Issuer anticipates future business combinations may take the form of a merger, assets acquisition or stock acquisition. However, there is no assurance that such a transaction will ever be consummated.

      Capston is presently involved in preliminary negotiations with the owners of an established Chinese language internet portal and a Chinese language internet search engine. While management of the Target Company has expressed a desire to move toward a business combination transaction, the negotiation of a definitive agreement will not be possible until the Issuer's liabilities are either paid or compromised. Since there is no assurance that Capston will be able to negotiate suitable payment or compromise agreements with the Issuer's creditors, there is no assurance that the pending discussions will result in the successful conclusion of a business combination or that the common stock of the Issuer will ever have any value.

Item 2. Properties

      At December 31, 1998, the Issuer had no material assets and had total liabilities of approximately $688,080. Therefore, the Issuer was insolvent during the entire fiscal year ended December 31, 1999.

Item 3. Legal Proceedings

      Miles Rubber. On May 9, 1997, the Issuer entered into a settlement agreement with Miles Rubber & Packing Co. with respect to a suit brought by Miles Rubber in the Court of Common Pleas, Summit County, Ohio (Case No. CV 96 07 2853). This agreement, which provided for aggregate payments of $237,970 to Miles Rubber, was subsequently incorporated into a judgment entered by the court. The Issuer failed to honor several terms of the settlement agreement and Miles Rubber foreclosed on all of the Issuer's remaining inventories in February, 1999. These inventories were subsequently sold to Brandmakers for approximately $3,000. The Issuer will be required to negotiate a final payment or compromise agreement with Miles Rubber before it can proceed with a business combination transaction.

      Summit County Ohio. The Issuer is subject to outstanding judgments in the amount of $6,500 for taxes due to Summit County Ohio. The Issuer will be required to negotiate a final payment or compromise of these judgments before it can proceed with a business combination transaction.

      State of Delaware. On November 19, 1998, CT Corporation System resigned as the Issuer's registered agent in the State of Delaware. Subsequently, in compliance with the provisions of ss.136 of the General Corporation Law of Delaware, the Secretary of State declared that the Issuer's corporate charter was forfeit due to the Issuer's failure to maintain a registered agent in the State of Delaware.

      On April 7, 2000, the Issuer appointed a new registered agent in the State of Delaware and filed a Certificate of Renewal, Revival, Extension and Restoration of its Certificate of Incorporation in accordance with the provisions of ss.312 of the General Corporation Law of Delaware. Accordingly, the Issuer is, at the date of this Annual Report on Form 10-KSB, duly organized, validly existing and in good standing under the laws of the State of Delaware.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote of the Issuer's security holders in the year ended December 31, 1999 or the subsequent interim period.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The Issuer's common stock is listed on the NASD's Electronic Over-the-Counter Bulletin Board (symbol SSCI). The following table sets forth, for the periods shown, the high and low trading prices for the common stock. The quoted prices reflect interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. On April 12, 2000, the closing bid and asked prices for the common stock were $0.14 and $0.20, respectively.

                                                    Low         High
    Year ending December 31, 1999

    First Quarter                                   0.0051      0.009
    Second Quarter                                  0.0051      0.06
    Third Quarter                                   0.03        0.08
    Fourth Quarter                                  0.011       0.06

    Year ending December 31, 1998

    First Quarter                                   0.011       1/32
    Second Quarter                                  0.015       0.04
    Third Quarter                                   0.015       0.025
    Fourth Quarter                                  0.006       0.02

      On April 12, 2000, the number of stockholder accounts of record was 230.

      On March 30, 2000, the Issuer sold 15,000,000 newly issued shares of common stock to Tobem for a price of $0.005 per share, or $75,000 in the aggregate. The offer and sale to Tobem were made in reliance on the exemption from registration set forth in Securities and Exchange Commission Regulation S and the $75,000 purchase price was paid to the Issuer in cash from funds belonging to Tobem. The shares issued to Tobem in connection with the transaction are "restricted securities" as that term is defined in Securities and Exchange Commission Rule 144 and all certificates representing such shares have been imprinted with an appropriate restrictive legend. Prior to the transaction, neither Tobem nor any of its officers, directors or affiliates had any direct or indirect interest in the Issuer.

Item 6. Plan of Operations.

      At December 31, 1998, the Issuer had no material assets and substantial liabilities. Therefore, the Issuer was insolvent during the entire fiscal year ended December 31, 1999. The Issuer did not generate any revenues during the fiscal year ended December 31, 1999. The Issuer had no backlog of orders for goods or services and did not make any research and development expenditures during the year ended December 31, 1999. During the fiscal year ended December 31, 1999, the Issuer's only operations consisted of investigation and negotiation of a potential business combination with Brandmakers, Inc. While the Issuer and Brandmakers made considerable progress in negotiating the terms of a potential business combination and filing a preliminary proxy statement for the transaction, the transaction was ultimately abandoned by Brandmakers in the third quarter of 1999 when it concluded a business combination with another publicly-held company.

      At the date of this Annual Report on Form 10-KSB, the Issuer has liabilities that are significantly greater than its total assets, and has had no active management or ongoing operations since September 1997. Nevertheless, Capston believes that it may be possible to recover some value for the Shareholders through the implementation of a plan whereby the Issuer will be restructured  as a "public  shell"  for the  purpose  of  effecting  a  business combination transaction with a suitable privately-held company ("Target Company"). In general, Capston believes the Issuer will offer owners of a Target Company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering.

      Under the plan developed by Capston, the Issuer will be used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with an existing Target Company that seeks the perceived advantages of a publicly held corporation. Before such a business combination can be effected, however, there are a number of preliminary steps. The specific actions that Capston intends to take include:

      Negotiate Creditor Agreements--after giving effect to the receipt of $75,000 in cash proceeds from the Tobem transaction, the Issuer's liabilities exceed it's total assets by approximately $615,000. Before the Issuer will be suitable for use as a public shell, Capston will need to negotiate the payment and/or compromise of such outstanding liabilities. There can be no assurance that Capston will be able to pay and/or compromise all of the Issuer's outstanding liabilities using the available resources of the Issuer. If Capston is unable to negotiate suitable payment or compromise agreements with a significant majority of the Issuer's creditors, it may be impossible to negotiate a business combination with an acceptable Target Company.

      Negotiate Business Combination--if Capston is able to negotiate suitable payment or compromise agreements with the Issuer's creditors, it must then seek, investigate and, if the results of such investigation warrant, attempt to negotiate business combination with an existing Target Company.

      Effect Required Corporate Changes--before proceeding to closing on a proposed business combination, Capston will be required to effect a number of material changes in the Issuer's corporate structure. At the date of this Annual Report on Form 10-KSB, Capston expects that it will be required to:

         (i) effect a reverse split of at least 1 for 40 and perhaps as much as 1 for 45;

         (ii) authorize the issuance of sufficient shares to facilitate the business combination and the go-forward activities of the combined entities;

         (iii)    change  the  Issuer's  name to a one  selected  by the  Target
                  Company;

         (iv) authorize stock option and other incentive plans for the combined entities; and

         (v) effect any other reasonable structural changes that are required by the Target Company as a condition of the business combination.

      Since Tobem owns a controlling interest in the Issuer, it is expected that all required changes will be effected with the written consent of Tobem. Under Delaware law, all corporate changes that would otherwise require a stockholder vote may be effected without a meeting and without notice if a majority stockholder consents in writing to the proposed action. Accordingly, it is anticipated that the other shareholders will not have an opportunity to analyze the various business opportunities presented to the Issuer, or to approve or disapprove the terms of any business combination transaction that may be negotiated.

      The Issuer's potential success will be wholly dependent on the efforts and abilities of Ms. Fonner and Capston who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction with a Target Company. Ms. Fonner and Capston have had limited experience in the proposed business of the Issuer. Although Ms. Fonner and Capston believe that the Issuer will be able to enter into a business combination transaction within 3 to 6 months from the date of this Annual Report, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Issuer will not restrict its search to any specific business, industry or geographical location, and the Issuer may participate in a business venture of virtually any kind or nature.

      Ms. Fonner and Capston anticipate that the selection of a Target Company for the Issuer will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, Ms. Fonner and Capston believe that there are numerous privately-held companies seeking the perceived advantages of being a publicly traded corporation. Such perceived advantages include facilitating debt financing or improving the terms on which additional equity may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all Shareholders and other factors.

      Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Ms. Fonner and Capston anticipate that the Issuer will be able to participate in only one business venture. This lack of diversification will not permit the Issuer to offset losses from one venture against gains from another. Moreover, due to the Issuer's lack of any meaningful financial, managerial or other resources, Ms. Fonner and Capston believe the Company will only be viewed as a suitable business combination partner for companies which have substantially greater financial and managerial resources than the Issuer. Therefore, the Issuer's relative bargaining power may be limited.

Summary Description of Plan

      At the  date  of this  Annual  Report  on  Form  10-KSB,  the  Issuer  has
27,648,244 shares of Common Stock issued and outstanding. Since Tobem and Capston believe that (i) the owners of a Target Company will ordinarily want to control at least 90% of the Issuer's Common Stock upon the completion of a business combination transaction, and (ii) an ultimate capitalization in the 7,000,000 to 12,000,000 share range is ideal for a small public company, Tobem and Capston believe that it will be in the best interest of the Issuer and its Shareholders to effect a reverse split in the range of 1 new share for every 40 to 45 shares presently outstanding. Tobem and Capston believe such action will optimize the number of shares issued and outstanding after a business combination transaction, result in a higher reported market price for the stock of the combined entity, and reduce the market volatility of the stock of the combined entity. These factors, in turn, are expected to enhance the overall perception of the stock among institutional investors and brokerage firms and enhance the combined entity's ability to raise additional equity capital.

      The determination of the number of shares to be issued in connection with a business combination transaction is not an exact science and entails a great deal of subjective business judgment. In arriving at an optimal capital structure for a business combination transaction, Capston will ordinarily evaluate the strengths, weaknesses and growth potential of a Target Company against similarly situated publicly-held companies in the same market segment. Based on this analysis, Capston will then attempt to estimate the stabilized market capitalization that the Target Company can expect to achieve under reasonably foreseeable circumstances. This value will then be risk weighted by an appropriate factor and used to determine the number of shares that can be issued by the Issuer if the goal is to reach a target stabilized stock price of $5 to $10 per share. In the case of a Target Company that can only reasonably expect a stabilized market capitalization of $10 million to $15 million, the number of shares issuable to the owners of the Target Company will be much smaller than would be the case if the Target Company could reasonably expect a stabilized market capitalization of $50 million to $75 million, or more. In any event, Capston does not intend to enter into a transaction where it expects the stabilized market price of the Common Stock to be less than $5 per share. There can be no assurance, however, that Capston will be successful in meeting this performance benchmark, that its subjective business judgments will prove to be accurate or that its estimate of the stabilized market capitalization that a Target Company can expect to achieve will prove to be reasonable.

Pending Discussions

      Capston is presently involved in preliminary negotiations with the owners of an established Chinese language internet portal and a Chinese language internet search engine. While management of the Target Company has expressed a desire to move toward a business combination transaction, the negotiation of a definitive agreement will not be possible until the Issuer's SEC Reports are brought up to date and its liabilities are either paid or compromised. Since there is no assurance that Capston will be able to negotiate suitable payment or compromise agreements with the Issuer's creditors, there is no assurance that the pending discussions will result in the successful conclusion of a business combination or that the common stock of the Issuer will ever have any value.

Item 7. Financial Statements.

      For the information called for by this Item, see the Financial Statements attached.

Item 8. Changes  in and  Disagreements   With  Accountants  on   Accounting  and
Financial Disclosure.

      During the years ended December 31, 1999, there were no reportable disagreements between the Issuer and its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      Ms. Sally A. Fonner, age 50, has been the sole director of the Issuer since March 30, 2000. For most of the last 15 years, Ms. Fonner has worked as an independently employed business consultant. She graduated from Stephens University in 1969 with a Bachelor of Arts Degree in Social Systems. After a stint in the private sector, Ms. Fonner returned to further her education and obtained her MBA Degree from the Executive Program of the University of Illinois in 1979. For the past five years Ms. Fonner has been engaged in the complex field of restructuring public companies and arranging business combination transactions. Ms. Fonner has previously served as the sole director of the following public companies:

         o Telemetrix, Inc. (TLXT), a Delaware corporation formerly known as Arnox Corporation.

         o eNote.com, Inc. (ENOT), a Delaware corporation formerly known as Webcor Electronics, Inc.

         o Dupont Direct Financial Holdings, Inc. (DIRX) a Georgia corporation formerly known as Marci International Imports, Inc.

         o Liberty Group Holdings, Inc. (LGHI), a Delaware corporation formerly known as Bio Response, Inc.


Item 10. Executive Compensation.

      None of the Issuer's officers or directors have received any compensation from the Issuer during the years ended December 31, 1998 and 1999.

     As its principal compensation for services to be rendered under the PMA, Tobem has agreed to sell to Capston or its designees 12,000,000 shares of the Issuer's common stock at a price of $0.005 per share, or $60,000 in the aggregate. The purchase price for such shares will be paid to Tobem in cash on before the closing date of a business combination. Except as specifically provided in the PMA, Capston and its affiliates will not be entitled to receive any common stock or other securities of the Issuer, or any other options, warrants appreciation rights or similar instruments that will or might entitle Capston or any of its affiliates to receive additional shares of common stock in the future. The PMA also provides that Capston shall be entitled to negotiate a reasonable " acquisition fee" or "non-accountable expense allowance" that will be payable to Capston solely by an unrelated third-party who elects to enter into a business combination with the Issuer. Neither the Issuer nor any of its Stockholders shall have any claim to or interest in any fees or expense allowances that are paid to Capston by any third party.

     The sale of 12,000,000 shares of common stock to Capston under the PMA will not result in the issuance of additional shares by the Issuer. It will, however, reduce the number of shares held by Tobem from 15,000,000 to 3,000,000, and increase the number of shares held by Capston or its designees from zero to 12,000,000. Capston does not presently intend to close on its purchase of shares from Tobem until immediately before the closing of a business combination of the type described below. If Capston changes its plans and closes its purchase of the shares before the closing of a business combination, such a purchase may constitute a change in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      A total of 27,648,244 shares of common stock were issued and outstanding on the date of this Annual Report on Form 10-KSB. The following table sets forth certain information with respect to the beneficial ownership of shares of the Issuer's common stock by (i) each person known to be the beneficial owner of 5% or more of the common stock, (ii) each executive officer or director of the Issuer, and (iii) all executive officers and directors as a group.

    Name and Address                    Number of Shares
   of Beneficial Owner                 Beneficially Owned       Percent of Class

Tobem Investments Limited (1)
Genesis Building
Georgetown, Grand Cayman                   15,000,000                 54.25%

Sally A. Fonner (1)
1612 North Osceola
Clearwater, Florida                        12,000,000                 43.40%

All Officers and Directors as a Group      12,000,000                 43.40%

  (1) Tobem has agreed to sell to Capston or its designees 12,000,000 shares of the Issuer's common stock at a price of $0.005 per share, or $60,000 in the aggregate. This sale of 12,000,000 shares to Capston will not result in the issuance of additional shares by the Issuer. It will, however, reduce the number of shares held by Tobem from 15,000,000 to 3,000,000, and increase the number of shares held by Capston or its designees from zero to 12,000,000.

Item 12. Certain Relationships and Related Transactions

      No officer, director or family member of an officer or director has engaged in a reportable transaction with the Issuer during the years ended December 31, 1998 and 1999.

      While the proposed business combination between the Issuer and Brandmakers was abandoned by Brandmakers in the third quarter of 1999, Brandmakers has advised the Issuer that it believes it is entitled to repayment of approximately $78,500 in expenses incurred on behalf of the Issuer in connection with the earlier business combination negotiations. The board of directors has requested documentation relating to the expenses incurred by Brandmakers and may determine that all or a portion of the Brandmakers claim is justified under the circumstances. If the board of directors determines that the Issuer should compensate Brandmakers for the expenses incurred, Brandmakers will be paid with restricted common stock of the Issuer valued at $0.04 per share.

     The board of directors has been advised that Brandmakers purchased the entire inventory of the Issuer from Miles Rubber for approximately $3,000 in January 1999. This purchase price is significantly less than the book value of the inventory as reported on the Issuer's financial statements for the year ended December 31, 1998. The board of directors intends to evaluate the fairness of the inventory purchase in light of the relationship that existed between the Issuer and Brandmakers at the time of the inventory purchase transaction. If the board of directors determines that such terms were unfair to the Issuer, it intends to reduce the allowable portion of the Brandmakers claim to offset the bargain element.

     As its principal compensation for services to be rendered under the PMA, Tobem has agreed to sell to Capston or its designees 12,000,000 shares of the Issuer's common stock at a price of $0.005 per share, or $60,000 in the aggregate. The purchase price for such shares will be paid to Tobem in cash on before the closing date of a business combination. Except as specifically provided in the PMA, Capston and its affiliates will not be entitled to receive any common stock or other securities of the Issuer, or any other options, warrants appreciation rights or similar instruments that will or might entitle Capston or any of its affiliates to receive additional shares of common stock in the future. Capston is, however, specifically authorized to purchase for its own account or arrange for the sale to third parties of sufficient additional shares of the Company's common stock to provide sufficient cash resources for the satisfaction of the Company's outstanding obligations. The PMA also provides that Capston shall be entitled to negotiate a reasonable " acquisition fee" or "non-accountable expense allowance" that will be payable to Capston solely by an unrelated third-party who elects to enter into a business combination with the Issuer. Neither the Issuer nor any of its Stockholders shall have any claim to or interest in any fees or expense allowances that are paid to Capston by any third party.

     The sale of 12,000,000 shares of common stock to Capston under the PMA will not result in the issuance of additional shares by the Issuer. It will, however, reduce the number of shares held by Tobem from 15,000,000 to 3,000,000, and increase the number of shares held by Capston or its designees from zero to 12,000,000. Capston does not presently intend to close on its purchase of shares from Tobem until immediately before the closing of a business combination of the type described below. If Capston changes its plans and closes its purchase of the shares before the closing of a business combination, such a purchase may constitute a change in control.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

      None.

Reports on Form 8-K

      Reference is made to the Issuer's Current Report on Form 8-K dated April 12, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

April 18, 2000
                                          Smart Games Interactive, Inc.

                                       By:            /s/
                                          ----------------------------------
                                          Sally A. Fonner, Sole Director and
                                          Chief Executive Officer

                          Smart Games Interactive, Inc.


                              Financial Statements

                                      &
                          Independent Auditor's Report

                            December 31, 1999 & 1998

                                Harmon & Company

                                 Columbus, Ohio

------------------------------------------------------------------------------
                          SMART GAMES INTERACTIVE, INC.
------------------------------------------------------------------------------




                                TABLE OF CONTENTS

Independent Auditors' Report   .........................................Page 2

Financial Statements

   Balance Sheets as of December 31, 1999 and 1998  ....................Page 3

   Statements of Operations and Accumulated Deficit
       for the years ended December 31, 1999 and 1998   ................Page 4

   Statements of Cash Flows for the years ended
       December 31, 1999 and 1998    ...................................Page 5

   Notes to Financial Statements    ....................................Page 6

                          Independent Auditors' Report

To the Board of Directors
Smart Games Interactive, Inc.

      We have audited the accompanying balance sheets of Smart Games Interactive, Inc. as of December 31, 1999 and 1998 and the related statements of operations and accumulated deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the 1999 and 1998 financial statements referred to above present fairly, in all material respects, the financial position of Smart Games Interactive, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has incurred losses since its start-up and is not currently generating sufficient cash flows from operations. This situation raises substantial doubt about the Company's ability to continue as a going concern. Management's plans are set forth in Notes A, B and H. The financial statements include all necessary adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

--------------------------
Harmon & Company

Dublin, Ohio

April 18, 2000

                          Smart Games Interactive, Inc.

                                 Balance Sheets

                           December 31, 1998 and 1999

                                                                                      1999         1998
                                                                                      ----         ----
                                     Assets

Current Assets .................................................................   $        0   $        0
--------------------------------------------------------------------------------   ----------   ----------

Property, Plant & Equipment, less Accumulated
   Depreciation and Amortization

   Property & Equipment ........................................................       29,170       29,170
   Less Accumulated Depreciation and Amortization ..............................      -27,882      -23,715
                                                                                   ----------   ----------
               Total Property, Plant & Equipment ...............................        1,288        5,455
                                                                                   ----------   ----------
                          Total Assets .........................................   $    1,288   $    5,455
                                                                                   ----------   ----------

                 Liabilities and Shareholder's Equity (Deficit)

Current Liabilities

   Note Payable ................................................................   $   14,000   $   14,000
   Accounts Payable ............................................................      577,252      151,604
   Accrued Settlement Expenses .................................................       50,000            0
   Other Accrued Expenses ......................................................       46,828       14,600
                                                                                   ----------   ----------
                   Total Current Liabilities ...................................      688,080      180,204
                                                                                   ----------   ----------
Shareholders' Equity (Deficit)

   Preferred Stock, at par value ($.0002), 5,000,000 shares authorized,
   - 0 - shares issued and outstanding .........................................            0            0
   Common Stock, at par value ($.0002), 50,000,000 shares authorized, 12,648,244
   shares issued and outstanding in 1999 and 1998, respectively ................        2,530        2,530
   Paid-in Capital .............................................................    6,262,943    6,262,943
   Accumulated Deficit .........................................................   -6,952,265   -6,440,222
                                                                                   ----------   ----------
              Total Shareholders' Equity (Deficit) .............................     -686,792     -174,749
                                                                                   ----------   ----------
       Total Liabilities & Shareholders' Equity (Deficit) ......................   $    1,288   $    5,455
                                                                                   ----------   ----------





     The accompanying notes are an integral part of the financial statements

                          Smart Games Interactive, Inc.

                Statements of Operations and Accumulated Deficit

                 For the Years Ended December 31, 1999 and 1998

                                                                 1999            1998
                                                                 ----            ----


Net Sales ...............................................   $          0    $     44,468
Cost of Goods Sold ......................................              0          21,300
                                                            ------------    ------------
                   Gross Margin .........................              0          23,168
                                                            ------------    ------------

Selling, General and Administrative Costs ...............          6,967          54,988
                                                            ------------    ------------
               Loss from Operations .....................         -6,967         -31,820
                                                                            ------------
Other Expenses, including Brandmakers settlement ........         51,700           1,200
                                                            ------------    ------------
    Loss before Extraordinary Items .....................        -58,667         -33,020
Extraordinary Items .....................................       -453,376         474,426
                                                            ------------    ------------
                Net Income (Loss) .......................   ($   512,043)   $    441,406
                                                            ------------    ------------
Accumulated Deficit, beginning of the period ............     -6,440,222      -6,881,628
                                                            ------------    ------------
Accumulated Deficit, end of the period ..................   ($ 6,952,265)   ($ 6,440,222)
                                                            ------------    ------------

Net Income (Loss) per common share before
extraordinary item ......................................   ($      0.00)   ($      0.00)
                                                            ------------    ------------

Net Income (Loss) per common share ......................   ($      0.04)   $       0.03
                                                            ------------    ------------

Shares used in calculation of net income (loss) per share     12,648,244      12,648,244
                                                            ------------    ------------





     The accompanying notes are an integral part of the financial statements

                          Smart Games Interactive, Inc.

                            Statements of Cash Flows

                 For the Years Ended December 31, 1999 and 1998

                                                           1999         1998
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES

   Loss before extraordinary activities .............   ($ 58,667)   ($ 33,020)
   Extraordinary item ...............................    -453,376      474,426
                                                        ---------    ---------
   Net income (loss) ................................    -512,043      441,406

   Adjustments to reconcile net loss to net cash used by operating activities

    Depreciation and amortization ...................       4,167        4,167

    Cash provided (used) by the change in:

      Accounts receivable ...........................           0        1,925
      Inventories ...................................           0       21,300
      Prepaid expenses and other assets .............           0        1,000
      Accounts payable ..............................     425,648     -425,648
      Accrued settlement expenses ...................      50,000            0
      Accrued expenses ..............................      32,228      -46,728
                                                        ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES ...............   $       0    ($  2,578)
                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH .....................   $       0    ($  2,578)
                                                        ---------    ---------

Cash and cash equivalents, beginning of year ........   $       0    $   2,578
                                                        ---------    ---------

Cash and cash equivalents, end of year ..............   $       0    $       0

                                                        ---------    ---------







     The accompanying notes are an integral part of the financial statements

                          Smart Games Interactive, Inc.

                          Notes to Financial Statements

                           December 31, 1999 and 1998

Note A - Summary of Significant Accounting Policies

      Organization and Nature of Prior Operations - Sports Sciences, Inc., the predecessor to Smart Games Interactive, Inc. was incorporated under the laws of the State of Ohio in October, 1991. In April 1994, Sports Sciences completed an initial public offering of securities pursuant to an effective registration statement under the Securities Act of 1933. Subsequently, in connection with the listing of its securities on the NASDAQ system, Sports Sciences registered its common stock under Section 12(g) of the Securities Exchange Act of 1934. At the 1996 Annual Meeting of the stockholders of Sports Sciences, the stockholders approved a plan to change the corporate domicile of Sports Sciences by means of a statutory merger between Sports Sciences and Smart Games Interactive, Inc., a newly formed wholly-owned subsidiary of Sports Sciences. This merger was consummated on October 11, 1996 and the Company has been subject to the reporting requirements of the Exchange Act since that date.

      Originally, the Company created, designed, developed and assembled interactive electronic game simulators that incorporated proprietary hardware and software technology. However, the cash flow generated from these operations was not sufficient to pay the Company's operating costs and the Company had accumulated approximately $6,881,000 in net losses by December 31, 1997.

      Cessation of Operations - After several unsuccessful attempts to attract additional equity and debt financing, the Company significantly reduced the level of operations during 1997 and subsequently decided to terminate all ongoing business operations.

      During  the  year  ended  December  31,  1998,   the  Company   liquidated
substantially all its inventories and other operating assets and used the proceeds therefrom to reduce its outstanding liabilities. At December 31, 1999, the Company had no material assets and substantial unpaid liabilities. Therefore, the Company was insolvent during the entire fiscal year ended December 31, 1999. The Company did not generate any revenues during the fiscal year ended December 31, 1999. The Company had no backlog of orders for goods or services and did not make any research and development expenditures during the year ended December 31, 1999. Although dormant, the Company has not been dissolved, filed for bankruptcy protection or been placed into receivership.

      Abandonment of Proposed Merger - During the fiscal years ended December 31, 1998 and 1999, the Company's only operations consisted of investigation and consideration of a potential business combination with Brandmakers, Inc. While the Company and Brandmakers Inc., a potential target compnay, made considerable progress in negotiating the terms of a potential business combination and filing a preliminary proxy statement for the transaction, the transaction was ultimately abandoned in the third quarter of 1999 when Brandmakers concluded a business combination with another publicly-held company.

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

Smart Games Interactive, Inc.                      Notes to Financial Statements

                                                                     (Continued)

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

Note B - Basis of Presentation

      The Company's financial statements have been prepared on a going concern basis and include certain adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note C - Extraordinary Items

      Extraordinary Item recorded in 1998 - As previously indicated the Company initiated a program whereby it negotiated settlements of outstanding trade payable indebtedness owed by the Company. Prior to and in anticipation of the proposed merger, the principals of Brandmakers, Inc., on the Company's behalf, continued the program whereby it negotiated settlements of outstanding trade payable indebtedness owed by the Company. Brandmakers has executed notes payable and/or cash of approximately $155,000 in order to settle indebtedness of approximately $577,000. Because Company management felt it likely that these payables would be paid by Brandmakers, Inc. (a third party), during 1999, the Company reduced its accounts payable and other accrued expenses by approximately $476,000 and recorded an extraordinary after tax gain of approximately $476,000.

      Reversal of Extraordinary Item in 1999 - Prior to the abandonment of the proposed merger, Brandmakers actually paid $6,000 in full and final settlement of approximately $19,000 in claims against the Company. Since the Brandmakers transaction was abandoned in the third quarter of 1999 and Company does not have sufficient resources to honor the previously negotiated settlement agreements, the Company has increased its accounts payable by $425,648 and its other accrued expenses by $27,728 in the current quarter, and recorded an extraordinary loss of $453,376 in the quarter ended September 30, 1999.

Note D - Common Stock

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

Note E - Income Taxes

Smart Games Interactive, Inc.                      Notes to Financial Statements

                                                                     (Continued)

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

      Significant components of the Company's deferred tax liabilities and assets are as follows at December 31, 1997 and 1998:

                                                         1999             1998

Deferred tax liabilities, principally property
and equipment, patents and return reserves             $ - 0 -          $ - 0 -

Net deferred taxes                                     $ - 0 -          $ - 0 -
                                                        =======          =======

      Management has provided a valuation allowance for its net deferred tax assets as the Company has incurred losses since inception.

Note F - Related Party Transactions

      During 1997, in separate transactions, the Company borrowed a total of $14,000 from two (2) former officers and directors of the Company. The notes are for $10,000 and $4,000 respectively and bear interest at the rate of 10% per annum. Interest expense 0f $1,400 was incurred in 1999.

Note G - Contingencies

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

Note I - Legal Proceedings

Smart Games Interactive, Inc.                      Notes to Financial Statements

                                                                     (Continued)

      Miles Rubber. On May 9, 1997, the Company entered into a settlement agreement with Miles Rubber & Packing Co. with respect to a suit brought by Miles Rubber in the Court of Common Pleas, Summit County, Ohio (Case No. CV 96 07 2853). This agreement, which provided for aggregate payments of $237,970 to Miles Rubber, was subsequently incorporated into a judgment entered by the court. The Company failed to honor several terms of the settlement agreement and Miles Rubber foreclosed on all of the Company's remaining inventories in 1999. These inventories were subsequently sold to Brandmakers for approximately $3,000. The Company will be required to negotiate a final payment or compromise agreement with Miles Rubber before it can proceed with a business combination transaction.

      Summit County Ohio. The Company is subject to outstanding judgments in the amount of approximately $6,500 for taxes due to Summit County Ohio. The Company will be required to negotiate a final payment or compromise of these judgments before it can proceed with a business combination transaction.

      State of Delaware. In 1999, CT Corporation System resigned as the Company's registered agent in the State of Delaware. Subsequently, in compliance with the provisions of ss.136 of the General Corporation Law of Delaware, the Secretary of State declared that the Company's corporate charter was forfeited due to the Company's failure to maintain a registered agent in the State of Delaware.

      In April 2000, the Company appointed a new registered agent in the State of Delaware and filed a Certificate of Renewal, Revival, Extension and Restoration of its Certificate of Incorporation in accordance with the provisions of ss.312 of the General Corporation Law of Delaware. Accordingly, the Company is, at the date of this Annual Report on Form 10-KSB, duly organized, validly existing and in good standing under the laws of the State of Delaware.

Note H - Subsequent Events

      Sale of a Majority Interest - On March 30, 2000, the Board of Directors unanimously approved the sale of 15,000,000 newly issued shares of the Company's $0.0002 par value common stock to Tobem Investments Limited ("Tobem") for a price of $0.005 per share, or $75,000 in the aggregate. The offer and sale to Tobem were made in reliance on the exemption from registration set forth in Securities and Exchange Commission Regulation S and the $75,000 purchase price was paid to in cash from funds belonging to Tobem.

      After giving effect to the Tobem transaction, the Company has a total of 27,648,244 shares of common stock issued and outstanding and the 15,000,000 shares of common stock held by Tobem represent approximately 54% of the total voting power held by all stockholders of the Company.

      It is anticipated that Tobem will have sufficient voting power to elect all members of Company Board of Directors and control substantially all corporate actions and decisions for an indefinite period of time. As a result, the other stockholders will not have an effective voice in the management of the Company.

      Changes in Board of Directors - In connection with the sale of a majority interest to Tobem, the Board of Directors appointed Tobem's nominee to serve as a member of the Company's Board of Directors until the next annual meeting of the stockholders, or until her successor is elected and qualified.

      The Board of Directors also amended Article II, Section 2 of the Company By-laws to read in its entirety as follows:

      Section 2. Number, Method of Election Terms of Office of Directors.

Smart Games Interactive, Inc.                      Notes to Financial Statements

                                                                     (Continued)

            The total number of Directors constituting the entire Board of Directors shall be not less than one (1) nor more than nine (9), with the then-authorized number of Directors being fixed from time to time solely by or pursuant to a resolution passed by the Board of Directors, provided, however, that the total number of Directors shall be not less than three
      (3) during any period when the total stockholders' equity of the Corporation exceeds $100,000. Each Director shall hold office until he resigns from office, is removed from office by the affirmative vote of the holders of a majority in interest of the Corporation's common stock or his successor is elected and qualified.

      After approving the stock sale to Tobem, the appointment of Tobem's nominee to serve as a member of the Board of Directors and the amendment of the by-laws, all prior directors resigned their respective positions as members of the Company's Board of Directors effective immediately.

      Project Management Agreement - On March 31, 2000, the Company and Tobem entered into a Project Management Agreement (the "PMA") with Capston Network Company ("Capston"), a Delaware corporation owned by the sole member of the Company's Board of Directors. Under the PMA, Capston is specifically authorized and obligated to

         (i) manage the ministerial accounting and administrative functions associated with preparing and filing the Company's required reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"),

         (ii) negotiate the payment and/or compromise of the outstanding liabilities of the Company,

         (iii) locate and negotiate a business combination agreement with a suitable privately held company, and

         (iv) pay, at its sole risk, the costs and expenses associated with maintaining the Company's status as a reporting Company under the Exchange Act and locating and investigating business combination opportunities.

       Capston is also specifically authorized to purchase for its own account or arrange for the sale to third parties of sufficient additional shares of the Company's common stock to provide sufficient cash resources for the satisfaction of the Company's outstanding obligations, provided that the net purchase price payable in connection with the issuance of additional shares shall not be less than $0.01 per share.

      As its principal compensation for services rendered pursuant to the PMA, Tobem has agreed to sell to Capston or its designees 12,000,000 shares of the Company's common stock at a price of $0.005 per share, or $60,000 in the aggregate. The purchase price for such shares will be paid to Tobem in cash on before the closing date of a business combination of the type described below.

      Except as specifically provided in the PMA, Capston and its affiliates will not be entitled to receive any common stock or other securities of the Company, or any other options, warrants, appreciation rights or similar instruments that will or might entitle Capston or any of its affiliates to receive additional shares of common stock in the future.

      The PMA provides that Capston shall be entitled to negotiate a reasonable " acquisition fee" or "non-accountable expense allowance" that will be payable to Capston solely by an unrelated third-party who elects to enter into a business combination with the Company. Neither the Company nor any of its Stockholders shall have any claim to or interest in any fees or expense allowances that are paid to Capston by any third party.

      The sale of 12,000,000 shares of common stock to Capston under the PMA will not result in the issuance of additional shares by the Company. It will, however, reduce the number of shares held by Tobem from 15,000,000 to 3,000,000, and increase the number of shares held by Capston or its designees from zero to 12,000,000. Capston does not presently intend to close on its purchase of shares from Tobem until immediately before the closing of a business combination of the type described below. If Capston changes its plans and closes its purchase of the shares before the closing of a business combination, such a purchase may constitute a change in control.

      Proposed Operations - As previously indicated, the Company currently has liabilities that are significantly greater than its total assets, and has had no active management or ongoing operations since September 1997. Nevertheless, Capston believes that it may be possible to recover some value for the Shareholders through the implementation of a plan whereby the Company will be restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company ("Target Company"). In general, Capston believes the Company will offer owners of a Target Company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering.

      Under the plan developed by Capston, the Company will be used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with an existing Target Company that seeks the perceived advantages of a publicly held corporation. Before such a business combination can be effected, however, there are a number of preliminary steps. The specific actions that Capston intends to take include:

      (1.)  File Delinquent SEC Reports

            The Company has not yet filed its Form 10-QSB for the period ended September 30, 1999 or its Form 10-KSB for the year ended December 31, 1999. The Company's auditors are presently working on the preparation of its financial statements and it is anticipated that the delinquent Form 10-QSB for the period ended September 30, 1999 will be filed prior to April 20, 2000 and the delinquent Form 10-KSB for the year ended December 31, 1999 will be filed prior to April 30, 1999.

      (2.) Negotiate Creditor Agreements

            At December 31, 1998, the Company had no material assets and substantial unpaid liabilities. Therefore, the Company was insolvent during the entire fiscal year ended December 31, 1999.. Before the Company will be suitable for use as a public shell, Capston will need to negotiate the payment and/or compromise of such outstanding liabilities. There can be no assurance that Capston will be able to pay and/or compromise all of the Company's liabilities with the available resources of the Company. If Capston is unable to negotiate suitable payment or compromise agreements with a significant majority of the Company's creditors, it may be impossible to negotiate a business combination with an acceptable Target Company.

      (3.) Negotiate Business Combination

            If Capston is able to negotiate suitable payment or compromise agreements with the Company's creditors, it must then seek, investigate and, if the results of such investigation warrant, attempt to negotiate business combination with an existing Target Company.

      (4.) Effect Required Corporate Changes

            Before proceeding to closing on a proposed business combination, Capston will be required to effect a number of material changes in the Company's corporate structure. In this regards Capston expects that it will be required to:

            (a.) Effect a reverse split of at least 1 for 40 and perhaps as much as 1 for 45;

            (b.) authorize the issuance of sufficient shares to facilitate the business combination and the go-forward activities of the combined entities;

            (c.) change the Company's name to a one selected by the Target Company;

            (d.) authorize stock option and other incentive plans for the combined entities; and

            (e.) effect any other reasonable structural changes that are required by the Target Company as a condition of the business combination.

      Since Tobem owns a controlling interest in the Company, it is expected that all required changes will be effected with the written consent of Tobem. Under Delaware law, all corporate changes that would otherwise require a stockholder vote may be effected without a meeting and without notice if a majority stockholder consents in writing to the proposed action. Accordingly, it is anticipated that the other shareholders will not have an opportunity to analyze the various business opportunities presented to the Company, or to approve or disapprove the terms of any business combination transaction that may be negotiated.

      Although Capston believes that the Company will be able to enter into a business combination transaction within 3 to 6 months from the date of this Annual Report on Form 10KSB, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.