Form 10QSB
period 2000-03-31
SMART GAMES INTERACTIVE INC
filed 2000-05-15
CIK 915766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended:                  Commission File Number
           March 31, 2000                                0-23672

                          SMART GAMES INTERACTIVE, INC
                          ----------------------------
       (Exact name of Small Business Issuer as specified in its charter)


         Delaware                                   34-1692323
         --------                                   ----------
(State of Incorporation)                (IRS Employer Identification Number)


                            1612 N. Osceola Avenue
                              Clearwater, Florida 33755


                                 (727) 443-3434
         (Address of principal executive offices and telephone number)

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $.0002 par value
                         Common Stock Purchase Warrants

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
27,648,244 SHARES OF COMMON STOCK, $.0002 PAR VALUE, AT May 15, 2000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [_]    No  [X]


         Traditional Small Business Disclosure Format (Check One):

         Yes  [_]    No  [X]

                          SMART GAMES INTERACTIVE, INC.
                          Notes to Financial Statements


                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 amd 2000 are not necessarily indicative of the results that may be expected for the year ending. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999 included in the registrant's Annual Report on Form 1O-KSB filed on April 19,2000.

NOTE 2. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding.

NOTE 3. EXTRAORINARY ITEM

10KSB -- filed April 19, 2000, incorporated by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS

         Incorporated by reference 10ksb filed April 19, 2000

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

                   April 17, 2000 Itmes 1, 5, 7

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                         SMART GAMES INTERACTIVE. INC.
                         -----------------------------

         Date: May 15, 2000                 /s/ Sally A. Fonner, President
         ------------------                 ------------------------------

                                            /s/ Sally A. Fonner, Director
                                            -----------------------------


                         SMART GAMES INTERACTIVE, INC.
                                 Balance Sheets
                      March 31, 2000 and March 31, 1999



                                                                                Audited        Unaudited
                                                                                03/31/00        3/31/99
                                                                                --------        -------
                              ASSETS


Current Assets
--------------
         Cash                                                                  $    64,500    $         0
         Accounts Receivable                                                             0              0
         Inventory                                                                       0              0
         Prepaid Expenses and Other Current Assets                                       0              0
                                                                               -----------    -----------
                                 Total Current Assets                               64,500              0
                                                                               -----------    -----------

Property, Plant & Equipment, less Accumulated
---------------------------------------------
         Depreciation and Amortization
         Furniture & Fixtures                                                       29,170         29,170
                                                                               -----------    -----------
                                                                                    29,170         29,170
                                                                               -----------    -----------
         Less Accumulated Depreciation and Amortization                            (28,923)       (24,757)
                                                                               -----------    -----------
               Total Property, Plant & Equipment                                       247          4,413
                                                                               -----------    -----------
Other Assets                                                                             0              0
------------                                                                   -----------    -----------


                         Total Assets                                          $    64,747    $     4,413
                                                                               -----------    -----------

                    LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities
-------------------
         Note Payable                                                          $    14,000    $    14,000
         Accounts Payable                                                          570,279        151,604
         Accrued Settlement Expenses                                                50,000              0
         Other Accrued Expenses                                                     46,828         14,900
                                                                               -----------    -----------
                  Total Current Liabilities                                        681,107        180,504
                                                                               -----------    -----------

Shareholders' Equity (Deficit)
------------------------------
Preferred Stock at par value ($.0002), 5,000,000 shares authorized,
- 0 - shares issued and outstanding                                                      0              0
Common Stock at par value ($.0002), 50,000,000 shares authorized, 27,648,244
shares issued and outstanding in 2000                                                5,530          2,530
Paid-in Capital                                                                  6,334,943      6,262,943
Accumulated Deficit                                                             (6,956,833)    (6,441,564)
                                                                               -----------    -----------
                           Total Shareholders' Equity (Deficit)                   (616,360)      (176,091)
                                                                               -----------    -----------

         Total Liabilities & Shareholders' Equity (Deficit)                    $    64,747    $     4,413
                                                                               -----------    -----------


                          SMART GAMES INTERACTIVE, INC.
                            Statements of Operations
                      For the Three Months Ended March 31, 2000
                   and the Three Months Ended March 31, 1999



                                                                UnAudited           Unaudited
                                                                03/31/00          3/31/99


Net Sales                                                      $          0    $          0
Cost of Goods Sold                                                        0               0
                                                               ------------    ------------
    Gross Margin                                                          0               0
                                                               ------------    ------------
Selling, General and Administrative Costs                             4,568           1,042
Research and Development Costs                                            0               0
Non-recurring Charges                                                     0               0
                                                               ------------    ------------

    Loss from Operations                                            ( 4,568)         (1,042)
                                                               ------------    ------------
Other Expenses                                                                          300
                                                               ------------    ------------
    Loss before Extraordinary Items                                 ( 4,568)         (1,342)
                                                               ------------    ------------
Extraordinary Items                                                                       0
                                                               ------------    ------------
    Net Income (Loss)                                                (4,568)         (1,342)
                                                               ------------    ------------

Net Income (Loss) per common share before extraordinary item          (0.00)           0.00
                                                               ------------    ------------


Net Income (Loss) per common share                                     0.00           (0.00)
                                                               ------------    ------------

Shares used in calculation of net income (loss) per share        27,648,244      12,648,244
                                                               ------------    ------------



                         SMART GAMES INTERACTIVE, INC.
                            Statements of Cash Flows
                      For the Three Months Ended March 31, 2000
                   and the Three Months Ended March 31, 1999



                                                      Audited      Unaudited
                                                      03/31/00      3/31/99
                                                     ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Loss before extraordinary activities               ($ 4,568)   ($  1,342)
  Extraordinary item                                                      0
                                                     ---------    ---------
  Net income (loss)                                    (4,568)      (1,342)
                                                     ---------    ---------

Adjustments to reconcile net loss to net cash used by operating activities

   Depreciation and amortization                         1,041        1,042
   Cash provided (used) by the change in:
     Accounts receivable                                                  0
     Inventories                                                          0
     Prepaid expenses and other assets                                    0
     Note Payable                                            0            0
     Accounts payable                                  ( 6,973)           0
     Accrued expenses                                                   300
                                                     ---------    ---------

NET CASH USED BY OPERATING ACTIVITIES                  (10,500)           0
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                         0            0
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES                   75,000            0
                                                     ---------    ---------

NET INCREASE (DECREASE) IN CASH                        64,500           0
                                                     ---------    ---------

Cash and Cash equivalents, beginning of year                 0            0

Cash and Cash equivalents, end of year               $ 64,500    $       0
                                                     ---------    ---------
