Form 10QSB
period 2000-06-30
YIFAN COMMUNICATIONS INC
filed 2000-08-15
CIK 915766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended:                  Commission File Number
           June 30, 2000                                0-23672

                           YIFAN COMMUNICATIONS, INC.
                          ----------------------------
       (Exact name of Small Business Issuer as specified in its charter)


            Delaware                                   34-1692323
            --------                                   ----------
     (State of Incorporation)            (IRS Employer Identification Number)


                          41-60 Main Street, Suite 210
                        Flushing, Queens, New York 11355

                                 (727) 443-3434
          ------------------------------------------------------------
          (Address of principal executive offices and telephone number)

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $.0002 par value
                         Common Stock Purchase Warrants

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     32,500,000 SHARES OF COMMON STOCK, $.0002 PAR VALUE, AT July 30, 2000.

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

     Yes [_] No [X]

                                INTRODUCTORY NOTE

         This Current Report on Form 10-QSB discusses the impact of a series of transactions that culminated in a business combination between Yifan Communications, Inc., a Delaware corporation formerly known as Smart Games Interactive, Inc., and Yifan.com, Inc, a New York corporation. This business combination (the "Yifan Transaction") closed on July 30, 2000. References to the "Issuer" shall refer to the activities of Yifan Communications, Inc. and its predecessor before the Yifan Transaction. References to "Yifan" shall refer to the activities of Yifan.com, Inc. and its predecessor Yifan LLC prior to the Yifan Transaction. References to the "Company," "we," "us" and "our" shall refer to the Company and our subsidiary after the Yifan Transaction. This Current Report on Form 10-QSB refers to and incorporates by reference:

       o The Issuer's Current Report on Form 8-K filed April 17, 2000 (the "April 8-K");
       o The Issuer's Current Report on Form 8-K filed July 30, 2000 (the "July 8-K");
       o Our Current Report on Form 8-K filed August 14, 2000 (the "August 8-K"); and
       o Our Preliminary Information Statement Pursuant to Section 14(c) of the Exchange Act filed August 14, 2000.

         This Current Report on Form 10-QSB and other documents that we file with the SEC contain forward-looking statements about our business containing the words "believes," "anticipates," "expects" and words of similar import. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from the results or performance anticipated or implied by such forward-looking statements. Given these uncertainties, stockholders are cautioned not to place undue reliance on forward-looking statements. Except as specified in SEC regulations, we have no duty to publicly release information that updates the forward-looking statements contained in this Report. An investment in our Company involves various risks and uncertainties, including those described elsewhere in this Report and the documents incorporated herein. Additional risks will be disclosed from time to time in our future SEC filings.

                           YIFAN COMMUNICATIONS, INC.
                       f/k/a SMART GAMES INTERACTIVE, INC.
                         UNUDITED INTERIM BALANCE SHEET
                                  June 30, 2000


     ASSETS                                                            Unaudited
                                                                       06/30/00
Current Assets
              Cash                                                       13,473
              Accounts Receivable                                          --
              Inventory                                                    --
              Prepaid Expenses and Other Current Assets                    --
                                                                     ----------
                          Total Current Assets                           13,473
Property, Plant & Equipment
              Furniture & Fixtures                                       29,170
              Less: Accumulated Depreciation                            (29,170)
                                                                     ----------
                          Total Property, Plant & Equipment                --

                          TOTAL ASSETS                                   13,473

     LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities

              Notes Payable                                                --
              Accounts Payable                                          339,282
              Accrued Settlement Costs                                   50,000
              Other Accrued Expenses                                     46,828
                                                                     ----------
                          TOTAL CURRENT LIABILITIES                     436,110

Stockholders' Equity

Preferred Stock at Par Value ($.0002)
5,000,000 shares authorized, -0- shares
issued and outstanding                                                     --

Common stock at par value ($.0002)
50,000,000 shares authorized, 27,648,244 and
12,648,244 shares issued and outstanding in
2000 and 1999 respectively                                                5,530

Paid-in-Capital                                                       6,334,943

Accumulated Deficit                                                  (6,763,110)

              Total Shareholders' Equity (Deficit)                     (422,637)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (Deficit)                       13,473

                           YIFAN COMMUNICATIONS, INC.
                       f/k/a SMART GAMES INTERACTIVE, INC.
                    UNAUDITED INTERIM STATEMENT OF OPERATIONS




                                                               Three-months Ended                          Six-months Ended
                                                          Unaudited             Audited               Unaudited          Audited
                                                          06/30/00             06/30/99               06/30/00          06/30/99
                                                          --------             --------               --------          --------

Net Sales                                                    --                    --                    --                    --
Cost of Goods Sold                                           --                    --                    --                    --
            Gross Margin                                     --                    --                    --                    --

Selling, General & Administrative Costs                     4,247                 1,042                 8,815                 2,084
Research and Development Costs                               --                    --                    --                    --
Non-Recurring Charges                                        --                    --                    --                    --
            Loss from Operations                           (4,247)               (1,042)               (8,815)               (2,084)

Other Expenses                                               --                    --                    --                     300

            Loss before Extraordinary Items                (4,247)               (1,342)               (8,815)               (2,384)

Extraordinary Items                                       197,970                  --                 197,970                  --

                      Net Income (Loss)                   193,723                (1,342)              189,155                 2,384

Accumulated Deficit, Beginning of the Period           (6,956,833)           (6,441,564)           (6,952,265)           (6,440,222)
Accumulated Deficit, End of the Period                 (6,763,110)           (6,442,606)           (6,763,110)           (6,442,606)

Net Income (Loss) per common share
before Extraordinary item                                    --                    --                    --                    --

Net Income (Loss) per common share                           0.01                     *                  0.01                     *

Shares used in calculation                             27,643,244            12,648,244            27,643,244            12,648,244
  of Net Income (Loss) per share

* - Less than $.01 per share

                           YIFAN COMMUNICATIONS, INC.
                       f/k/a SMART GAMES INTERACTIVE, INC.
                             STATEMENT OF CASH FLOWS
                  For the Six Months Ended June 30, 2000 & 1999

                                                           Unaudited          Audited
                                                           06/30/00           06/30/99
Cash Flows from Operating Activities
            Loss before Extraordinary Activities            (8,815)            (2,384)
            Extraordinary Item                             197,970               --
                                                          --------           --------
            Net Income (Loss)                              189,155             (2,384)

Adjustments to Reconcile Net Income
(Loss) to Net Cash Used by Operating Activities:
            Depreciation & Amortization                      1,288              2,084

Cash Provided (used) by the change in:
            Accounts Receivable                               --                 --
            Inventories                                       --                 --
            Prepaid Expenses & Other Assets                   --                 --
            Notes Payable                                  (14,000)              --
            Accounts Payable                              (237,970)              --
            Accrued Expenses                                  --                  300

Net Cash used by Operating Activities                       61,527               --
Cash Flow from Investing Activities                           --                 --
Cash Flow from Financing Activities                         75,000               --
Net Increase (Decrease) in Cash                             13,473               --
Cash and Cash Equivalents, Beginning of year                  --                 --
Cash and Cash Equivalents, End of Year                      13,473               --

                           YIFAN COMMUNICATIONS, INC.
                       f/k/a SMART GAMES INTERACTIVE, INC.
                          Notes to Financial Statements
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 and 2000 are not necessarily indicative of the results that may be expected for the year ending. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999 included in the registrant's Annual Report on Form 1O-KSB filed on April 19,2000.

NOTE 2. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding.

NOTE 3. OPERATING EXPENSES

Current Period. During the three-month period ended June 30 2000, the Company incurred aggregate operating expenses of $4,157.

Subsequent Event. Between June 30 and July 30, 2000, the Company incurred aggregate operating expenses of $31,022.

NOTE 4. SETTLEMENT OF INDEBTEDNESS

Current Period. During the three-month period ended June 30 2000, the Company negotiated a series of settlement agreements whereby creditors who held $247,970 of the Company's accounts and notes payable agreed to accept $50,000 in cash in full and final discharge of those debts. These settlement amounts were paid in full prior to the end of the quarter and the resulting income from forgiveness of indebtedness is reported as an extraordinary item.

Subsequent Event. Between June 30 and July 30, 2000, the Company negotiated a series of settlement agreements whereby all of its remaining creditors, who collectively held $330,585 of the Company's accounts and notes payable, agreed to accept $38,107 in cash in full and final discharge of those debts. Of this amount, a total of $26,916 was paid prior to July 30, 2000.

In connection with the Yifan Acquisition, Capston Network Company, an affiliate of the Company's sole director, agreed to fully indemnify the Company, Yifan.com, Inc. and the stockholders of Yifan.com, Inc. from any debts or other losses arising from the ordinary business operations of the Company prior to July 28, 2000. Prior to the date of this Report, Capston paid all remaining amounts due under the settlement agreements with the Company's creditors.

On July 27, 2000, the Company issued 1,351,756 shares of common stock to its former legal counsel in settlement of claims for unpaid fees.

The Company has no material assets and no liabilities at the date of this Report

Note 5: SUBSEQUENT EVENTS

Capston contributed $13,107 in cash to the Company in connection with the settlement of the Company's debts. It also paid $35,179 in cash operating expenses of the Company during the period between March 30, and July 30, 2000. These cash contributions from Capston have been accounted for as a purchase of 3,500,000 shares of common stock.

On July 30, 2000, the Company entered into a business combination agreement Yifan.com, Inc., a New York corporation, and all its stockholders. In connection with this Agreement:

(a) The Company has taken action to effect a 1 for 40 reverse split of its common stock and increase its authorized capital;
(b) the stockholders of Yifan.com, Inc. have contributed all of their interest in Yifan.com, Inc. to the Company solely in exchange for the right to receive 11,994,750 shares of post-reverse split common stock;
(c) The Company has agreed to issue 179,921 shares of post-reverse split common stock to certain finders who assisted in the negotiation of the transaction; and
(d) A principal stockholder of the Company has agreed to transfer an additional 89,961 shares of post-reverse split common stock to such finders.

On August 14, 2000, the Company filed a Current Report on Form 8-K relating to the business combination transaction described above. Concurrently, it filed an Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 relating to certain changes in its corporate structure that will be effected with the written consent of the holders of a majority of the Company's common stock.

(e)     Unaudited Balance Sheet at July 31, 2000

      As supplemental information, the Company has prepared an unaudited balance sheet at July, 31, 2000.

                           Yifan Communications, Inc.
                          Interim Audited Balance Sheet


Assets                                         July. 31, 2000
-------------------------------------------------------------

Current Assets                                             $--
Fixed Assets                                               $--
Other Assets                                               $--
                                                           ---
Total Assets                                               $--
                                                           ===

Liabilities and Stockholder's Equity
-------------------------------------------------------------
Current Liabilities                                        $--

Common Stock, $.0002 par value 32,500,000 shares
    issued and outstanding at July 31, 2000              6,500
Additional paid-in capital                                 $--
Retained earnings (deficit)                            ($6,500)
Total stockholders' equity                                 $--
                                                           ---
Total Liabilities and Equity                               $--
                                                           ===

                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

History and Change in Control

       In 1998, the Issuer liquidated substantially all its inventories and other operating assets and used the proceeds therefrom to reduce its' outstanding debts. At December 31, 1998, the Issuer had no ongoing operations, no material assets and substantial unpaid debts. The Issuer did not generate any revenues in 1999. At December 31, 1999, the Issuer had no ongoing operations, no material assets and unpaid liabilities of approximately $700,000.

       On March 30, 2000, the Issuer's Board unanimously approved the sale of 15,000,000 shares common stock to Tobem Investments Limited ("Tobem") for $75,000 in cash. After giving effect to the Tobem transaction, the Issuer had a total of 27,648,244 shares of common stock issued and outstanding on March 30, 2000 and the shares held by Tobem represented approximately 54% of the total voting power held by stockholders. Concurrently, the Board appointed Tobem's nominee, Sally A. Fonner of Clearwater, Florida, to serve as a member of the Board until the next annual meeting of the stockholders. After appointing Ms. Fonner to the Board, all of the Issuer's former Directors resigned and Ms. Fonner has been the Issuer's sole Director since March 30, 2000.

         On March 31, 2000, the Issuer and Tobem entered into a Project Management Agreement (the "PMA") with Capston Network Company, a corporation owned by Ms. Fonner ("Capston"). Under the PMA, Capston was authorized to restructure the Issuer as a "public shell" for the purpose of effecting a business combination with a suitable privately Issuer. Capston was also authorized to negotiate the compromise of the Issuer's debts, and to purchase additional shares of common stock for its own account if such necessary to provide sufficient cash for the settlement of the Issuer's debts.

         More detailed information on the stock sale to Tobem and the PMA are included in the Issuer's Current Report on Form 8-K dated April 17, 2000 which is incorporated herein by this reference.

Results of Operations

       At December 31, 1999, the Issuer had no ongoing operations, no material assets and substantial unpaid debts. The Issuer engaged in no substantive business activities during the first quarter of 2000 other than the stock sale to Tobem on March 30, 2000.

       The Issuer's net loss during the first quarter was $4,568, consisting of $1,041 in depreciation and $3,527 in out-of-pocket costs associated with the negotiation and closing of the stock sale to Tobem.

       During the comparable period of 1999, he Issuer engaged in no substantive business activities and incurred a net loss of $1,042, consisting entirely of depreciation.

       During the three-month period ended June 30 2000, the Issuer incurred total general and administrative expenses of $4,247. During this period, the Issuer negotiated a series of settlement agreements whereby creditors who held $247.970 of the Issuer's accounts and notes payable agreed to accept $50,000 in cash in full and final discharge of those debts. These settlement amounts were paid in full prior to the end of the quarter, and resulted in $197,970 of income from forgiveness of indebtedness, which is reported as an extraordinary item. As a result of the extraordinary item, the Issuer had net income of $189,555, or approximately $.01 per share for the six months ended June 30, 2000. Similarly, the Issuer had net income of $193,723, or approximately $.01 per share for the three months ended June 30, 2000.


Financial Condition

       At June 30, 2000, the Issuer had no ongoing operations, $13,473 in cash and current liabilities of $386,100. During the month of July, the Issuer negotiated a series of settlement agreements whereby all of its remaining creditors, who collectively held $578,555 of the Issuer's accounts and notes payable, agreed to accept $88,107 in cash in full and final discharge of those debts. Of this amount, a total of $75,916 was paid prior to July 30, 2000.

       On July 30, 2000, Capston agreed to fully indemnify the Issuer and others from any debts or other losses arising from the ordinary business operations of the Issuer prior to July 28, 2000. Capston subsequently paid all remaining amounts due under the settlement agreements with the Issuer's creditors.

       Capston contributed $13,107 in cash to the Issuer in connection with the settlement of the Issuer's debts. It also paid $35,179 in cash operating expenses of the Issuer during the period between March 30, and July 30, 2000. The Issuer accounted for the cash contributions from Capston as a purchase of 3,500,000 shares of common stock by Capston. These shares of common stock were issued on July 25, 2000.

       On July 27, 2000, the Issuer issued 1,351,756 shares of common stock to its former legal counsel in settlement of claims for unpaid fees.

       After giving effect to all of the foregoing, the Issuer has no assets, no liabilities and no ongoing operations at July 30, 2000. The total number of shares of common stock issued and outstanding on that date was 32,500,000. Under the circumstances, Management believed the only reasonable option was to arrange a business combination with a private Issuer that had a business history, active management and operating assets. Management negotiated the transaction described below in an attempt to salvage some value for the holders of the Issuer's common stock.

Acquisition of Yifan.com, Inc

       On July 30, 2000, the Issuer entered into a reorganization agreement with Yifan.com, Inc., a New York corporation and all of its stockholders (the Yifan Transaction). In connection with the Yifan Transaction:

       o      the Issuer changed its name to Yifan Communications, Inc.;
       o the Issuer amended its Certificate of Incorporation to implement a 1 for 40 reverse split of its issued and outstanding common stock on September 30, 2000;
       o the Issuer amended its Certificate of Incorporation to increase its authorized capital to 100,000,000 shares of New Common and 10,000,000 shares of New Preferred effective September 30, 2000;
       o the stockholders of Yifan contributed all of their interest in Yifan to the Issuer solely in exchange for the right to receive 11,994,750 shares of New Common;
       o the Issuer agreed to issue 179,921 shares of New Common to certain finders who assisted in the negotiation of the Yifan Transaction; and
       o Capston agreed to transfer 89,961 shares of New Common to such finders; and
       o      Yifan.com paid Capston a $350,000 merger and acquisition fee.

       In connection with the reverse split, the 32,500,000 shares of common stock presently issued and outstanding will be consolidated into approximately 812,500 shares of New Common on September 30, 2000. After completing all required stock issuances associated with the Yifan Transaction, the Issuer will have approximately 12,987,171 shares of New Common issued and outstanding on that date. No shares of Preferred Stock will be issued and outstanding.

         Detailed information on the Yifan Transaction is included in the Issuer's Current Report on Form 8-K dated August 14, 2000 which is incorporated herein by this reference.

Plan of Operations

       We anticipate that our Company will continue to incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures, increased sales and marketing costs, additional personnel costs, greater levels of product development and our overall expansion strategy. It is likely that our operating losses will increase in the future and we may never achieve or sustain profitability.

       Our need to acquire the necessary skills, staff and systems to operate as a public company could substantially increase our operating expenses and occupy our senior management's time. The historical and pro forma financial statements included in this Information Statement do not reflect the anticipated future costs of operating as a public company.

         After giving effect to the payment of the Issuer's debts, the completion of the Yifan Transaction and the payment of Capston's merger and acquisition fee, our Company had total stockholders' equity of $1,221,336 at the date of this Information Statement, including $395,300 in cash. We believe these cash resources will be adequate to provide for our operating expenses for a period of three to six months from the date of this Information Statement. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

       We will need at least $3 to $5 million in additional capital in the immediate future. In addition, long term capital requirements are difficult to plan in the rapidly changing Internet industry. We currently expect that we will need capital to pay our ongoing operating costs, fund additions to our portal network and computer infrastructure, pay for the expansion of our sales and marketing activities and finance the acquisition of complementary assets, technologies and businesses. We intend to pursue additional financing as opportunities arise.

         Our ability to obtain additional financing in the future will be subject to a variety of uncertainties, including:

o changes in the demand for online information services; o changes in our business resulting from the introduction of new services; o changes in our business resulting from our entry into new markets; o changes in our future results of operations, financial condition and cash flows; o changes in investors' perceptions of and appetite for Internet-related securities; o changes in capital markets in which we may seek to raise financing; and o changes in general economic, political and other conditions in our target markets;

         The inability to raise additional funds on terms favorable to us, or at all, would have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional capital when required, we will be forced to scale back our planned expenditures, which would adversely affect our growth prospects.

       Under the terms of the New Amendment described elsewhere in this Information Statement, we will have the authority to issue 100,000,000 shares of New Common and 10,000,000 shares of New Preferred without a vote of the stockholders. After giving pro forma effect to the completion of the Yifan Transaction, approximately 12,987,171 shares of New Common will be issued and outstanding and no shares of Preferred Stock will be issued and outstanding.

       The Board will have the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions. The Board will also have the authority to fix the rights, privileges and preferences of the holders of New Preferred, which may be superior to the rights of holders of the New Common. It is likely that we will seek additional equity capital and attempt to acquire other companies or operating assets in the future as we develop our business and implement our growth strategy. A future issuance of additional shares of New Common or New Preferred will probably dilute the percentage ownership interest of our current shareholders and may dilute the book value per share of the Company's outstanding equity securities.

       As a result of our limited operating history, our business model and our growth strategy are unproven. We cannot be certain that our business model and our growth strategy will be successful or that we will be able to compete effectively, achieve market acceptance or otherwise address the risks associated with our existing and proposed business activities.

                            CHANGES IN SECURITIES AND
              SUBMISSION OF MATTERS FOR CONSENT OF SECURITY HOLDERS

         The 1 share for 40 reverse split discussed above will be effected by an amendment to our Company's Certificate of Incorporation that was filed with the Secretary of State of Delaware on July 28, 2000 (the "Amendment"). The Issuer did not submit the Amendment for a vote of all the of the Company's stockholders. Instead, the Amendment was adopted based on the written consent of Capston and Tobem, who collectively own 18,500,000 shares of common stock, or approximately 57% of the 32,500,000 shares of common stock currently issued and outstanding.. Capston and Tobem have also ratified the adoption of an Incentive Stock Plan for the benefit of our Company's employees and ratified the appointment of the firm of Want & Ender to serve as our independent auditors for the year ended December 31, 2000.

       Under the General Corporation Law of Delaware, stockholders of the Issuer who were not afforded an opportunity to consent or otherwise vote with respect to the Amendment have no right to dissent or require a vote of all our stockholders. Moreover, the Yifan Transaction was structured as a reverse takeover transaction and our stockholders will have no right to consent or otherwise vote with respect to the approval of the Yifan Transaction or the terms thereof. The provisions of the General Corporation Law of Delaware that grant stockholders appraisal rights in connection with certain merger transactions will not be applicable to the Yifan Transaction.

       Under Section 14(c) of the Exchange Act, the Amendment cannot become operative until 20 days after the Issuer mails an "Information Statement
Pursuant to Section 14(c) of the Securities Exchange Act of 1934" to all its stockholders (the "Section 14(c) Information Statement"). The rules of the SEC require that a Section 14(c) Information Statement contain all of the information that would have been included in a Proxy Statement. We filed our
Section 14(c) Information Statement with the SEC on August 14, 2000. When we have responded to comments from the SEC's staff and are legally authorized to mail the Section 14(c) Information Statement to our stockholders, we intend to change the effective date of the Amendment to the 20th day after the mailing date of the Section 14(c) Information Statement.

                               REPORTS ON FORM 8-K

       On April 17, 2000, the Issuer filed a Current Report on Form 8-K that discloses a change in control resulting from the sale of 15,000,000 shares of common stock to Tobem. The April 8-K also discusses the terms of the PMA and Capston's plans to restructure the Issuer's affairs and effect a business combination with a privately held company.

       On July 31, 2000, the Issuer filed a Current Report on Form 8-K that discloses a merger transaction between the Issuer and a newly created subsidiary that changed the Issuer's name from Smart Games Interactive, Inc. to Yifan Communications, Inc. The July 8-K also discusses the filing of the Amendment and the execution of a business combination agreement with Yifan.

       On August 15, 2000, the Issuer filed a Current Report on Form 8-K that provides detailed information on the terms of the Yifan Transaction and the future operations of the Company. The August 8-K also includes the following financial statements:

Financial statements of business acquired.

         Audited financial statements of Yifan LLC as of December 31, 1999, attached hereto have been included in reliance on the report of Want & Ender, independent certified public accountants, appearing elsewhere herein, and upon the authority of said firm as experts in accounting and auditing.

       Unaudited financial statements of Yifan.com, Inc as of June 30, 2000 and for the six month periods ended June 30, 1999 and 2000 are also attached hereto. Such unaudited financial statements reflect all adjustments, consisting of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods.

Pro forma financial information.


         An unaudited pro forma consolidated balance sheet at June 30, 2000, together with the related unaudited pro forma consolidated statements of income for the six months ended June 30, 2000 and the year ended December 31, 1999, together with the related notes thereto are attached hereto and incorporated herein by this reference.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                            YIFAN COMMUNICATIONS, INC
                          -----------------------------

         Date: Aug 14, 2000                 /s/ Sally A. Fonner, President
         ------------------                 ------------------------------

                                            /s/ Sally A. Fonner, Director
                                            -----------------------------