Form 10QSB
period 2000-09-30
YIFAN COMMUNICATIONS INC
filed 2000-11-22
CIK 915766

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended:                  Commission File Number
           September 30, 2000                             0-23672

                           YIFAN COMMUNICATIONS, INC.
                          ----------------------------
       (Exact name of Small Business Issuer as specified in its charter)


            Delaware                                   34-1692323
            --------                                   ----------
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

     Yes [_] No [X]

                                INTRODUCTORY NOTE

         This  Quarterly  Report  on Form  10-QSB  gives  effect  to a series of transactions that resulted in a business combination between Yifan Communications Inc., a Delaware corporation formerly known as Smart Games Interactive, Inc., and Yifan.com, Inc, a New York corporation. This business combination was completed on July 30, 2000. The following references are used in this Quarterly Report on Form 10-QSB:

       o "Yifan Transaction" refer to the business combination described in our Current Report on Form 8-K dated August 16, 2000.
       o "Yifan" shall refer to the activities of Yifan.com, Inc. and its predecessor Yifan LLC prior to the Yifan Transaction.
       o "We," "us" and "our" and the company shall refer to our ongoing operations after the closing Yifan Transaction.
         This Quarterly Report on Form 10-QSB refers to and incorporates the following documents by reference:


       o      Current Report on Form 8-K filed July 30, 2000 (the "July 8-K");
       o      Current  Report on Form 8-K filed  August  14,  2000 (the  "August
              8-K");
       o Definitive Information Statement Pursuant to Section 14(f) of the Exchange Act dated August 2, 2000.
       o Definitive Information Statement Pursuant to Section 14(c) of the Exchange Act dated September 1, 2000; and
       o Current Report on Form 8-K filed September 25, 2000 (the "September 8-K").

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

                           YIFAN COMMUNICATIONS, INC.
                       f/k/a SMART GAMES INTERACTIVE, INC.
                         UNAUDITED INTERIM BALANCE SHEET
                               September 30, 2000


     ASSETS                                                            Unaudited
                                                                       09/30/00
Current Assets
              Cash                                                      419,405
              Prepaid Administrative Fees                               120,150
              Prepaid Legal Fees                                        240,300
              Inventory                                                    --
              Prepaid Expenses and Other Current Assets                    --
                                                                     ----------
                          Total Current Assets                          779,855

Property, Plant & Equipment
              Property, Plant & Equipment                                69,079
              Less: Accumulated Depreciation                            (11,906)
                                                                     ----------
                          Total Property, Plant & Equipment              57,173

Other Assets
              Goodwill                                                   397,500
              Software Development                                       472,939
                                                                     -----------
                          Total Other Assets                             870,439

                          TOTAL ASSETS                                 1,707,467

     LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities

              Notes Payable                                                --
              Accounts Payable                                             --
              Accrued Settlement Costs                                     --
              Other Accrued Expenses                                       --
                                                                     ----------
                          TOTAL CURRENT LIABILITIES                        --

Stockholders' Equity

New Preferred Stock at Par Value ($.008)
10,000,000 shares authorized, -0- shares
issued and outstanding                                                     --

New Common stock at par value ($.008)
100,000,000 shares authorized, 13,526,951
shares issued and outstanding                                           108,215

Paid-in-Capital                                                       1,802,990

Accumulated Deficit                                                    (203,738)

              Total Shareholders' Equity (Deficit)                    1,707,467

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (Deficit)                    1,707,467

                           YIFAN COMMUNICATIONS, INC.
                       f/k/a SMART GAMES INTERACTIVE, INC.
                    UNAUDITED INTERIM STATEMENT OF OPERATIONS




                                                              Three-months Ended                       Six-months Ended
                                                          Unaudited          Audited             Unaudited         Audited
                                                          09/30/00          09/30/99             09/30/00          09/30/99
                                                          --------          --------             --------          --------

Net Sales                                                    --               7,000                  --               7,000
Cost of Goods Sold                                           --                --                    --                --
            Gross Margin                                     --               7,000                  --               7,000


Selling, General & Administrative Costs                    28,484            17,175                75,012            19,257
Research and Development Costs                               --                --                    --                --
Depreciation & Amortization                               123,921             1,665               128,726             1,665
            Loss from Operations                         (152,405)          (11,840)             (203,738)          (13,922)

Other Expenses                                               --                --                    --                --

            Loss before Extraordinary Items              (152,405)          (11,840)             (203,738)          (13,922)

Extraordinary Items                                          --                --                    --                --

                      Net Income (Loss)                  (152,405)          (11,840)             (203,738)          (13,922)

Accumulated Deficit, Beginning of the Period              (51,334)           (2,082)                 --                --
Accumulated Deficit, End of the Period                   (203,739)          (13,922)             (203,738)          (13,922)

Net Income (Loss) per common share
before Extraordinary item                                   (0.01)             --                   (0.01)             --

Net Income (Loss) per common share                          (0.01)             --                   (0.01)             --

Shares used in calculation                             13,526,951              --              13,526,951              --
  of Net Income (Loss) per share



                           YIFAN COMMUNICATIONS, INC.
                       f/k/a SMART GAMES INTERACTIVE, INC.
                             STATEMENT OF CASH FLOWS
               For the Six Months Ended September 30, 2000 & 1999

                                                           Unaudited            Audited
                                                           09/30/00            09/30/99
Cash Flows from Operating Activities
            Loss before Extraordinary Activities            (203,738)           (13,922)
            Extraordinary Item                                     0               --
                                                          ----------           --------
            Net Income (Loss)                               (203,738)           (13,922)

Adjustments to Reconcile Net Income
(Loss) to Net Cash Used by Operating Activities:
            Depreciation & Amortization                      128,726              1,665

Cash Provided (used) by the change in:
            Accounts Receivable                                 --                 --
            Fixed Assets                                     (35,777)           (32,531)
            Prepaid Expenses & Other Assets               (1,168,719)          (107,000)
            Accounts Payable                                     (10)             1,472
            Notes Payable                                       --                 --
            Accrued Expenses                                    --                 --

Net Cash used by Operating Activities                     (1,279,518)          (150,316)
Cash Flow from Investing Activities                             --                 --
Cash Flow from Financing Activities                             --                 --
           Common Stock Issued                             1,558,782            150,316
                                                          ----------           --------
Net Cash Provided From Financing Activities                1,558,782            150,316

Net Increase (Decrease) in Cash                              280,264               --
Cash and Cash Equivalents, Beginning of year                 139,141               --
Cash and Cash Equivalents, End of Year                       419,405               --


                                 PART I - ITEM 2
                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

History and Change in Control

       In connection with the Yifan Transaction, we had a change in management control and the former management of Yifan.com became the management our company. In connection with the Yifan Transaction, the also we had a change in ownership control and the former stockholders of Yifan.com were issued approximately 12 million shares of our common stock, or approximately 92% of our outstanding stock.

       In accordance with generally accepted accounting principles, the Yifan Transaction was accounted for as a reverse merger. As a result, Yifan has been treated the acquiring entity for accounting purposes and Yifan Communications has been treated as the acquired entity.

       The historical financial information of our company is now based on the historical operations of Yifan and the historical stockholders' equity and earnings per share of Yifan prior to the acquisition have been retroactively restated for the equivalent number of shares received in connection with Yifan Transaction.

Results of Operations

         Comparison of Three Months Ended September 30, 2000 and 1999. We incurred a net loss of ($152,405), or approximately ($.01) per share, for the three months ended September 30, 2000 as compared with a net loss of ($11,840) for the comparable period in 1999. The $140,565 increase in our net loss is principally attributable to the following:

         Amortization of Non-Cash Legal Fees. In July 2000, we entered into a one-year agreement for certain legal services and issued 360,000 shares of our common stock to our attorneys as pre-paid legal fees. During the three months ended September 30, 2000, we amortized $80,100 of the foregoing fees as a current expense. We expect to incur comparable non-cash charges for legal fees for the next three calendar quarters.

         Amortization of Non-Cash Administrative Fees. In August 2000, we entered into a one-year administrative management agreement and issued 180,000 shares of our common stock as pre-paid administrative fees. During the three months ended September 30, 2000, we amortized $40,050 of the foregoing fees as a current expense. We expect to incur comparable non-cash charges for legal fees for the next three calendar quarters.

         General and Administrative Expenses. Other general and administrative expenses increased 66% from $17,175 for the nine months ended September 30, 1999 to $28,484 for the comparable period in 2000. This increase results from increased costs related to technology development, web hosting, network expenses and travel. General and administrative expenses are expected to continue at comparable levels for the remainder of 2000 assuming operations continue at current levels.

       Comparison of Nine Months Ended September 30, 2000 and 1999. We incurred a net loss of ($203,738), or approximately ($.02) per share, for the nine months ended September 30, 2000 as compared with a net loss of ($13,922) for the comparable period in 1999. The $189,816 increase in our net loss is principally attributable to the following:

         Amortization of Non-Cash Legal Fees. In July 2000, we entered into a one-year agreement for certain legal services and issued 360,000 shares of our common stock to our attorneys as pre-paid legal fees. During the three months ended September 30, 2000, we amortized $80,100 of the foregoing fees as a current expense. We expect to incur comparable non-cash charges for legal fees for the next three calendar quarters.

         Amortization of Non-Cash Administrative Fees. In August 2000, we entered into a one-year administrative management agreement and issued 180,000 shares of our common stock as pre-paid administrative fees. During the three months ended September 30, 2000, we amortized $40,050 of the foregoing fees as a current expense. We expect to incur comparable non-cash charges for legal fees for the next three calendar quarters.

         General and Administrative Expenses. Other general and administrative expenses increased 290% from $19,257 for the nine months ended September 30, 1999 to $75,012 for the comparable period in 2000. This increase results from increased costs related to technology development, web hosting, network expenses and travel.

Financial Condition

       At September 30 2000 we had $1,707,467 in total assets, including $419,405 in cash, $57,174 in equipment and $1,230,889 in capitalized software development costs and other intangibles. At September 30 2000, we had $1,707,467 in stockholders' equity.

       We did not receive any revenue during the nine-month period ended September 30 2000. During the nine-months ended September 30 2000, we invested approximately $290,619 in software development, paid a $350,000 merger and acquisition fee and incurred a net loss of $203,738.

       We have 13,526,951 shares of common stock issued and outstanding on the date of this Quarterly Report on Form 10-QSB.

Acquisition of Yifan.com, Inc

       On July 30, 2000, we entered into a reorganization agreement with Yifan and all of its stockholders. In connection with the Yifan Transaction:

       o      We changed our name to Yifan Communications, Inc.;
       o We implemented a 1 for 40 reverse split of our common stock effective September 25, 2000;
       o We increased our authorized capital to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock effective September 25, 20000;
       o We issued 11,994,750 shares of common stock to the former stockholders of Yifan;
       o We issued 179,921 shares of common stock to certain finders who assisted in the negotiation of the Yifan Transaction; and
       o      Yifan paid a $350,000 merger and acquisition fee.

         Detailed information on the Yifan Transaction is included in our August 8-K which is incorporated herein by this reference.

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

       We need to acquire the necessary skills, staff and systems to operate as a public company. This could substantially increase our operating expenses and occupy our senior management's time. The financial statements included in this Information Statement do not reflect the anticipated future costs of operating as a public company.

         We have total stockholders' equity of $1,707,467 at the date of this Quarterly Report on Form 10-QSB, including $419,405 in cash. We believe these cash resources will be adequate to provide for our operating expenses for a period of three to six months from the date of this Quarterly Report on Form 10-QSB. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

       We will need at least $3 to $5 million in additional capital in the immediate future. In addition, our long-term capital requirements will be difficult to plan in the rapidly changing Internet industry. We currently expect that we will need capital to pay our ongoing operating costs, fund additions to our portal network and computer infrastructure, pay for the expansion of our sales and marketing activities and finance the acquisition of complementary assets, technologies and businesses. We intend to pursue additional financing as opportunities arise.

         Our ability to obtain additional financing in the future will be subject to a variety of uncertainties, including:

       o      Changes in the demand for online information services;
       o Changes in the nature of our business resulting from the introduction of new services;
       o Changes in the nature of our business resulting from our entry into new markets;
       o Changes in our future results of operations, financial condition and cash flows;
       o Changes in investors' perceptions of and appetite for Internet-related securities;
       o Changes in capital markets in which we may seek to raise financing; and
       o Changes in general economic, political and other conditions in our target markets.

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

                             PART II - ITEMS 2 AND 4
                            CHANGES IN SECURITIES AND
              SUBMISSION OF MATTERS FOR CONSENT OF SECURITY HOLDERS

         On September 25, 2000, we implemented a 1 share for 40 reverse split of our common stock in accordance with the provisions of an amendment to our Certificate of Incorporation that was filed with the Secretary of State of Delaware on September 22, 2000 (the "Amendment"). We did not submit the Amendment for a vote of all our stockholders. Instead, the Amendment was adopted based on the written consent of two stockholders who collectively owned approximately 57% of our outstanding stock on the date of the Amendment. These consenting stockholders also ratified the adoption of an Incentive Stock Plan for the benefit of our employees and ratified the appointment of the firm of Want & Ender to serve as our independent auditors for the year ended December 31, 2000.

         The actions taken by written consent were described in a definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 that was mailed to our stockholders at least 20 days before the taking of such action.

                                PART II - ITEM 6
                               REPORTS ON FORM 8-K

       On July 31, 2000, we filed a Current Report on Form 8-K that discloses a merger transaction between the Issuer and a newly created subsidiary that changed our name from Smart Games Interactive, Inc. to Yifan Communications, Inc. The July 8-K also discussed the filing of the Amendment and the execution of a business combination agreement with Yifan.

       On August 15, 2000, we filed a Current Report on Form 8-K that provided detailed information on the terms of the Yifan Transaction and our future operations. The August 8-K also included audited financial statements for Yifan and pro forma financial information on the combined companies.

       On September 25, 2000, we filed a Current Report on Form 8-K that provided detailed information on our implementation of a 1 share for 40 reverse split of our outstanding common stock, the ratification of our Incentive Stock Plan and the ratification of the appointment of the firm of Want & Ender to serve as our independent auditors for the year ended December 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                            YIFAN COMMUNICATIONS, INC
                          -----------------------------

         Date: Sept 22, 2000                /s/ Jeffery Kraft,
                                                Chief Financial Officer
         -------------------                ------------------------------