Form 10KSB
period 2000-12-31
YIFAN COMMUNICATIONS INC
filed 2001-05-15
CIK 915766

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                       COMMISSION FILE NUMBER 0 - 23672

                          YIFAN COMMUNICATIONS, INC.
                (Name of small business issuer in its charter)

              DELAWARE                                 06-1607651
   (state or other jurisdiction of                  (I.R.S. Employer
   incorporation of organization)                  identification No.)

    41-60 Main Street, Suite 210
     Flushing, Queens, New York                           11355
(address of principal executive office)                (Zip Code)

Issuer's Telephone Number (727) 443-3434

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:    Common
Stock, $0.008 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      The Issuer's revenue for the year ended December 31, 2000 was $116,681.

      Based on the average bid and asked price of the Issuer's Common Stock on May 4, 2001, as reported on the NASD's OTC Bulletin Board, the aggregate market value of the 4,587,451 shares of Common Stock held by non-affiliates was $1,720,294.

     On May 4, 2001, the Issuer had a total of 13,726, 951 shares of Common Stock issued and outstanding.

PART I

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe," or similar language. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption " Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements.

Item 1. Description of Business

Our Corporate History

      Incorporation and Name Changes. We were incorporated under the laws of the State of Ohio in October 1991 as Sports Sciences, Inc. At our 1996 Annual Meeting, our stockholders approved a plan to change our name and our corporate domicile by means of a statutory merger with Smart Games Interactive, Inc., a newly formed Delaware corporation that was a wholly owned subsidiary of our company immediately before the merger. This merger was completed on October 11, 1996.

     On July 21, 2000 our board of directors approved a plan to change our name by means of a statutory merger with Yifan Communications, Inc., a newly formed Delaware corporation that was a wholly owned subsidiary of our company immediately before the merger. This merger was completed on July 28, 2000.

      Prior Business Operations. Originally, our company created, designed, developed and assembled interactive electronic game simulators. However, the cash flow from these operations was not sufficient to pay operating costs and our company had accumulated losses of approximately $5,570,000 by December 31, 1996. After several unsuccessful attempts to attract additional financing, our former board of directors decided to terminate all ongoing business operations in the third quarter of 1997.

     During the year ended December 31, 1998, our former board of directors liquidated substantially all of our company's inventories and other operating assets and used the proceeds to reduce its outstanding liabilities. Our company was inactive and insolvent during the entire fiscal year ended December 31, 1999. At December 31, 1999, our company had no material assets and approximately $700,000 in unpaid liabilities.

     Year 2000 Restructuring. On March 30, 2000, our former board of directors approved the sale of a controlling interest in our company to Tobem Investments Limited for $75,000 in cash. It then appointed Tobem's nominee, Sally A. Fonner, to serve as a member of the board of directors. After appointing Ms. Fonner to serve as a member of the board, all of our former directors resigned and Ms. Fonner became the sole director of our company. Immediately thereafter, our company and Tobem entered into a Project Management Agreement (the "PMA") with Capston Network Company ("Capston"), a corporation owned by Ms. Fonner. Under the PMA, Capston was specifically authorized and obligated to (a) manage our company's ministerial accounting and administrative functions, (b) negotiate the payment and/or compromise of our company's outstanding liabilities; and (c) negotiate a business combination agreement with a suitable privately held company

     Between March 30, 2000 and July 28, 2000, Capston and Ms. Fonner devoted substantial time and effort to negotiations with our company's creditors. As a result of these negotiations, the creditors agreed to accept aggregate cash payments of $98,107 in full settlement of approximately $700,000 in outstanding indebtedness. During this same period, our company incurred aggregate operating expenses of $35,179, for an aggregate cash outflow of $123,286. Of this amount, $75,000 was paid from the cash contributed by Tobem. The $48,286 balance was paid by Capston and accounted for as a stock purchase. Our company also issued shares to its former legal counsel for unpaid fees. After giving effect to all of the foregoing transactions, our company had 32,500,000 shares issued and outstanding. Of this number, Tobem owned 15,000,000 shares and Capston owned 3,500,000 shares.

     On July 27, 2000, Tobem and Capston consented to an amendment to our company's Certificate of Incorporation that implemented a 1 for 40 reverse split of our outstanding common stock ("Old Common") and increased our authorized capitalization to 100,000,000 shares of $0.008 par value common stock ("Common Stock") and 10,000,000 shares of $.008 par value preferred stock ("Preferred Stock"). The Amendment was a negotiated element of the Yifan Transaction described below and ultimately became effective on September 25, 2000.

     Acquisition of Yifan.com, Inc. On July 30, 2000, our company entered into a reorganization agreement with Yifan.com, Inc., a New York corporation. In connection with this transaction:

     o The stockholders of Yifan.com transferred all outstanding Yifan.com shares to our company in exchange for 11,994,750 shares of Common Stock;

     o Our company issued 179,921 shares of Common Stock to certain finders who assisted in the negotiation of the transaction; and

     o    Capston transferred 89,961 shares of Common Stock to such finders;

     Our Company subsequently issued 180,000 shares of Common Stock to Ms. Fonner as compensation under an administrative services agreement, 360,000 shares of Common Stock to our lawyers as compensation under a legal services agreement and 200,000 shares of Common Stock in connection with our acquisition of grocer2grocer.com. Taking all of the foregoing into account, there were 13,726,951 shares of Common Stock issued and outstanding at December 31, 2000 and at the date of this Report.

Introduction to Our Business

     We are an Internet communications, e-commerce and software development company that provides a variety of software products and Internet services tailored to the specific needs of the Chinese speaking population. While over one-quarter of the world's population reads and writes Chinese, Internet sites written in the Chinese language are relatively rare and the companies that focus on the needs of the Chinese speaking population are ordinarily much smaller than their English language counterparts. We believe that over the next 15 to 20 years, the Chinese language Internet will become an important communications medium. We also believe underdeveloped communications infrastructure, unpredictable regulatory policies and immature markets are likely to impede the growth and development of the Internet in the Peoples Republic of China (the "PRC") and other Chinese speaking countries. Since we believe the market for Chinese language Internet services will develop at different rates in different parts of the world, we intend to grow our business by focusing first on the needs of Chinese communities in North America and other industrialized nations. Then, when the infrastructure, regulatory policies and market potential in the PRC and other less-developed Chinese speaking countries justifies the anticipated cost of expansion, we intend to expand our operations into these larger markets.

     We established our first Chinese language Internet portal, www.yifan.com, in May 1997. This Portal focused primarily on the needs of the Chinese community in the New York Metropolitan area. As our business developed, we expanded our Portal network and embarked on an ambitious software development program that has resulted in several proprietary software products, including:

     o Search Engine - provides one of the fastest Chinese language search capabilities on the Internet;

     o Translation Utility - converts pages from Simplified to Traditional Chinese characters on the fly;

     o Web Crawler - captures both Chinese formatted web-pages and Chinese character information by searching multithreads on the Internet;

     o Content Manager Shell - provides the core programming modules needed by users who want to establish Chinese language "content" sites;

     o E-commerce Shell - provides the core programming modules needed by merchants who want to establish business to business ("B2B") and business to consumer ("B2C") e-commerce sites;

     o E-Reader/Tollgate Utility - protects copyright owners by allowing users to download books and other copyrighted materials in a form that can only be read on the computer that downloaded the document;

     o    Remote  Learning  Products  -  facilitates   Internet-based  education
          programs in Chinese,

     o    Chinese language chat room software.

     By 1999, we had expanded our Portal network to four domains. In October 2000, we purchased the business plan and preliminary software source code for a proposed Internet web site that will provide members with a convenient and cost effective nationwide information clearinghouse for available grocery diversion transactions. In January 2001, we launched our first e-commerce site at www.yifanmall.com. Our second e-commerce site at www.grocer2grocer.com is scheduled for launch in early May. We presently serve 50,000 registered users and generate an average of one million page impressions per day. To date, we have grown our business with virtually no advertising or promotion, other than word of mouth. We are focusing our principal efforts on:

     o Building an active online community of Internet users who are bound together by a common language, history and culture;

     o Developing software tools, server networks and business systems that we will use in an Application Service Provider ("ASP") environment to provide e-commerce facilities for our business clients;

     o Developing software tools and business systems that we will license to business clients that want to establish and maintain stand-alone e-commerce and content provider web sites; and

     o Developing company-owned e-commerce sites that will function as stand-alone profit centers while serving as working demonstrations of our software and business systems.

     As a diversified communications, e-commerce and software development company, we intend to derive revenues from a variety of sources including:

     o Sale of advertisements, promotions and sponsorships to merchants and other advertisers;

     o Development and management of e-commerce web sites for our business clients;

     o    Sales  and   licenses  of  our   proprietary   software   and  related
          maintenance; and

     o    Operation of company-owned e-commerce web sites.

Our Business Strategy

     Our board of directors is controlled by "old economy" businessmen who know how to buy a product and move it out the door at a profit. We have selected a target market that has favorable demographics and immense growth potential. We focus on the current needs of existing and users and business customers in our target market. We are meticulous when it comes to cost control and are willing to invest in new technology only when there is a direct link between the investment and a clearly identified revenue stream. While we believe aesthetics are important, they are a secondary consideration. Our primary goals are functionality, reliability, utility, ease of use, and value.

     Our business goal is to capitalize on the growth of the Internet among Chinese users worldwide. We believe Chinese users represent one of the fastest growing and potentially one of the largest user groups on the Internet. To reach this goal, we intend to offer a comprehensive suite of Internet products, services and software solutions to our users and believe that by offering an integrated platform of content, community, commerce and services, we will be well positioned to capitalize on the growth of the Chinese language Internet. Our platform includes the following:

     o Online Community. We will continue to emphasize online communities and rely on user feedback, word of mouth advertising and responsiveness to community needs as a foundation for future growth.

     o Portal Network. Our portal network is committed to content, community and commerce, and provides a platform for a rich variety of online products and services.

     o Advertising Platform. Our portal network provides a desirable platform for ad hosting and targeted advertising to the Chinese communities we serve.

     o Cost-Effective Software Solutions. Our proprietary Chinese language software solutions facilitate the development of web-based businesses in a variety of fields ranging from content and information services to B2B and B2C e-commerce.

     Initial Focus on North America. Our operations to date have focused primarily on serving the Chinese communities in North America. Our products and services are tailored to the specific interests, needs and viewing habits of our users. We began our operations in the New York Metropolitan area and the bulk of our key employees still call the New York Metropolitan area home. Our local presence allows us to better understand the needs of both Internet users and Internet-based businesses, and our commitment to community helps us build and maintain strong relationships. While the Chinese communities in North America represent less than one percent of the world's Chinese population, they have a disproportionately large share of the total purchasing power. In general, people of Chinese extraction who live in North America are more affluent, better educated and more technically proficient than the general population. The Chinese community is also more insular than many ethnic groups and clearly identifiable "China-Town" districts, busy centers of commerce, culture and community, can be found in most major American cities. For these reasons and others, we believe the Chinese community in North America is a particularly desirable and cohesive niche market.

     Easy Access to Information. We produce, collect, translate, enhance and supplement content for our portal network. As online Chinese language content improves, we expect our portal network to generate increasing traffic and become a highly desirable forum for directed advertising. Each of our Portals provides easy access to content, community and e-commerce offerings that appeal to individual users. We seek to make our Portals the first and most frequent destination for Chinese language Internet users through Online Communities. We believe our Online Communities will be a major source of traffic and user loyalty as the Internet becomes an integral part of the Chinese lifestyle.

     Proprietary Online Directory. Our Yifan online directory, the centerpiece of our portal network, was carefully designed and has been continuously refined to reflect the unique cultural characteristics and thinking and viewing habits of our users. Our editorial staff reviews and classifies web pages according to content and integrates that information into a hierarchical directory structure. As a result, most web pages lie at the end point of at least 3 distinct search paths. Our directory is highly complex, proprietary and specific, and we believe it would be very difficult for our competitors to duplicate our directory.

     Superior Search Capabilities. Our proprietary search engine is a unique Java application that has been written entirely in Chinese and is designed to meet the challenges posed by the Chinese language and its pictographic characters. We have found that the use of Java technology for our search engine results in superior execution speed and more comprehensive searches. At the date of this Report, we believe our search engine provides one of the fastest Chinese language search capabilities on the Internet. We have also developed a proprietary web crawler that is written in Visual C++, and automatically searches the Web to identify and classify Chinese language web pages.

     Attractive Platform for Advertising and e-Commerce. We believe that our Portals provide an attractive platform for advertisers and merchants because we have become a leading Internet brand in North America and provide direct access to the Chinese community, a user group with a highly desirable demographic profile. We are currently developing a client service group that will be dedicated to developing and enhancing relationships with advertisers and maximizing the effectiveness of their advertising campaigns. We intend to take advantage of our high visitor traffic by developing a user-friendly e-commerce platform that will allow a variety of merchants to easily establish B2B and B2C e-commerce capabilities. We also plan to facilitate e-commerce activity by providing order tracking and product database management services.

      Unique Chinese Language Web Solutions. We are actively developing Chinese language software products that facilitate the creation, operation, maintenance and management of Chinese language Internet sites. These products range from Chinese language search and translation tools to content provider and e-commerce shells that contain all the programming modules necessary to develop a web-based business serving the Chinese community. Our strategy is to differentiate ourselves based on the breadth of our integrated services, the caliber of our resources, and our responsiveness to user needs. Through our portal network, we intend to offer our clients the distribution channels they require for bringing traffic to their Web site, while also enabling us to track and measure our success in directing viewers to our clients web sites. Our e-commerce strategy is conducive to multiple revenue streams, including software sales, professional services, advertising fees, and e-commerce fees.

Our Target Market

     Our target market could be broadly described as the Chinese speaking population of the world, but that broad description would be overly simplistic. We believe that the larger Chinese speaking market actually consists of several distinct segments:

     o    Chinese communities of North America;

     o    Chinese communities of industrialized Europe;

     o Chinese exporters in Hong Kong, Taiwan the PRC and developing Asian nations;

     o    Chinese consumers in Hong Kong, Taiwan and developing Asian nations;

     o    Chinese business in the PRC; and

     o    Chinese consumers in the PRC.

     While all segments of our target market share a common language, the history, culture, demographic characteristics, geographic dispersion, relative size and near-term commercial potential of the various Chinese market segments vary considerably. Therefore, we believe each of the principal Chinese market segments presents a different risk/reward profile and our overall business strategy has been carefully developed to take these fundamental differences into account, maximize our potential operating revenue and minimize our exposure to developing and unpredictable markets. The principal milestones in our overall growth strategy are:

     o Enhance North American Leadership. Our current user base includes approximately 50,000 registered users and the bulk of these users are located in the Northeastern U.S. We are actively seeking to expand our user base on the West Coast and enhance our leadership posit ion in the North American market. We intend to grow our North American market share by acquiring other Chinese language Internet companies that have established West Coast appeal and by continuing to emphasize the value, utility and functionality of our Online Community. We also intend to expand our product and service offerings to more fully satisfy the information and e-commerce needs of our users. We believe that as our user base and our e-commerce activities expand, we will become a particularly attractive platform for advertisers who wish to target the Chinese community in North America.

     o Leverage North American Leadership into Industrialized Europe. We believe most of the lessons we have learned with respect to the creation and development of an Online Community will be readily transferable to industrialized Europe. In general, the Chinese communities in Europe are similar to the Chinese communities in North America in terms of size, affluence, education, technical sophistication and cohesiveness. Therefore, we intend to pursue European expansion as the second step in our corporate development.

     o Leverage Leadership into Import-Export e-Commerce. We believe a leadership position in the North American and European markets can be readily leveraged across international borders to attract B2B e-commerce in the import-export sector. In particular, we believe our sophisticated portal network and our affluent and technically proficient user base will be particularly attractive to merchants in Taiwan, Hong Kong, the PRC and other developing Asian nations that want to establish e-commerce facilities for exports directed to Chinese communities in North America and Europe.

     o Leverage Experience with Online Communities and e-Commerce into Asia. We believe many of the lessons we have learned with respect to the creation and development of Online Communities will also be transferable to Chinese communities in Asian countries other than the PRC that have adequate communications infrastructure and predictable regulatory regimes. While the Chinese communities in Asia are more diverse and generally less technically sophisticated than the Chinese communities in North America and Europe, these Chinese communities are significantly larger and represent a much greater potential for Online Community development and B2C e-commerce.

     o Leverage Leadership into B2B e-Commerce in the PRC. As the final step in our development, we will attempt to enter the B2B e-commerce market within the PRC itself. Since the PRC presents numerous technical and regulatory challenges, there can be no assurance that our efforts to establish B2B e-commerce capabilities in this market will ever be successful. Moreover, there can also be no assurance that the bulk of the B2B e-commerce in the PRC will not ultimately go to other portal networks that provide a broader array of Internet services to businesses and consumers in the PRC.

     We believe the telecommunications infrastructure in the PRC and other developing Asian nations will not be adequate for several years. In addition, since active user involvement and the free and unrestricted flow of information, ideas and opinions are core features of our Online Communities, we believe the PRC and other developing Asian nations will present limited opportunities until there are significant changes in the prevailing regulatory regimes. Therefore, we do not intend to establish Online Communities or B2C e-commerce facilities in the PRC and other developing Asian nations for an extended period of time.

     We do not intend to take one giant leap into the future. Instead, we will take a series of carefully planned and executed steps to increase our value to Internet users and business customers in our target market. Most of our investments will be relatively small and all of our investments will be expected to generate short-term results. Moreover, all of our investments will be intended to serve as showcases for business customers who can benefit from the use of our software and services. While we intend to seek additional capital from time to time, we anticipate that the bulk of our growth will be financed from internally generated cash flow.

Recent Developments

     We view our Portal network as a potential source of significant advertising revenue. More importantly, however, we view our portal network as a foundation for our software and service marketing activities. Because of the highly entrepreneurial nature of the Chinese market, a large proportion of our potential individual users are also potential business customers. We believe the bulk of our potential business customers will be looking for "concrete proof" that a modest investment in Internet technology can have a positive and lasting impact their bottom lines. Therefore, our greatest challenge will be showing our potential business customers how the use of our software and services can increase the current profitability of their businesses.

     In September 2000, we entered into our first Internet advertising contract. This agreement with DoubleClick, Inc. authorizes DoubleClick to resell banner advertising space on certain of our web pages and provides for a per impression fee that increases as our number of impressions increases. During the year ended December 31, 2000, our total revenue from the DoubleClick contract was approximately $13,000. Since we are beginning to place banner advertising space on a larger number of web pages, we expect future advertising revenues to increase significantly.

     In January 2001, we established a demonstration B2C e-commerce site in conjunction with the Hong Kong Supermarket chain. This online grocery store at www.yifanmall.com uses our proprietary B2C e-commerce software shell in a "real world" small business setting. Under the terms of our agreement with Hong Kong Supermarket, we buy items for our on-line store as orders come in, package the orders in a small space provided by Hong Kong Supermarket and ship the orders by UPS. In general, our purchase price is between 80% and 90% of the posted shelf price for the goods and our selling price is between 120% and 130% of the posted shelf price. We will not incur any fixed expenses for inventory, facilities or additional staff. Instead, we will run our on-line store in exactly the same manner as any other small business that expanded into e-commerce.

     Since we created our on-line grocery store using our e-commerce shell and HTML programmers who work from Hong Kong and the PRC, our total cost to develop and launch the site was approximately $15 per inventory item, a figure that compares quite favorably to the $150 per item that is common in today's market. Even after allowing for a reasonable mark-up for overhead and profit, we expect to be able to offer our business customers a very cost-effective B2C e-commerce option.

     In addition to our on-line grocery store, we are currently using our e-commerce shell to develop a demonstration B2B e-commerce site that will be located at www.grocer2grocer.com. This site will be devoted to a niche market in the grocery industry known as "grocery diversion." In substance, the grocery diversion industry specializes in reselling manufacturer's overstocks and special sale merchandise from sellers who have excess inventory to buyers who want to save a little on their purchases. While grocery diversion is not a "high margin" business, it can quite profitable because of the large average transaction size and the high volume of business conducted. We have hired a former vice president of a leading national grocery wholesaler to manage our grocer2grocer business. Except for personnel costs, we will not incur any fixed expenses for inventory or facilities. In substance, we will run our on-line grocery diversion business in exactly the same manner as any other grocery diverter that expanded into e-commerce.

     We purchased the business plan, Internet domain name, business plan and all preliminary web-site design elements for www.grocer2grocer.com, In October 2000. While our grocery diversion web site is not yet completed, we commenced grocery diversion operations in the fourth quarter and realized approximately $103,000 in revenue from our first three transactions. After deducting the associated cost of goods sold, our grocery diversion activities contributed approximately $6,000 in gross profit.

     We expect our on-line grocery store and grocery diversion activities to contribute to our operating overhead and business expansion from inception. More importantly, we expect these two operating business units to serve as concrete examples of how a small business can implement Internet technologies in a cost-effective manner. These business units, therefore, will serve the dual purposes of funding our corporate expansion and demonstrating the utility of our software products in real world settings.

     We will probably enter into other on-line businesses from time to time as opportunities present themselves. In each case, however, our primary goal will be to create self-sustaining business units that demonstrate the utility of our products and services in a real world setting where a modest investment in technology can make a significant difference in bottom line profitability.

Competition

     There are many companies that distribute online content and services targeting Chinese users. We compete with distributors of content and services over the Internet, including Web directories, search engines, content sites, Internet service providers and sites maintained by government and educational institutions. These sites compete with us for visitor traffic, advertising dollars, e-commerce transactions and potential partners. The Chinese language Internet is new and rapidly evolving. Competition is intense and is expected to increase significantly in the future because there are no substantial barriers to entry in our market.

     We have many competitors in the Chinese language Internet market, including China.com, Netease, Sina.com Sohu.com and Yahoo! China. In addition, a number of existing or new Internet portals, including those controlled or sponsored by government entities, may have competitive advantages over us in terms of:

     o    Brand recognition;

     o    Financial and technical resources; and

     o    Access to original content.

     However, we believe we have competitive advantages over our competitors because of:

     o Our brand name, which is one of the most recognized among North American Chinese language Internet users;

     o    Our exclusive focus on the needs of the Chinese community;

     o Our ability to offer products and services that are tailored to the specific interests, needs and viewing habits of Chinese Internet users; and

     o    The experience and quality of our management team.

     We compete with other Chinese language Internet portals for advertising and e-commerce revenues primarily on the following basis:

     o    Brand recognition;

     o    Volume of traffic and users;

     o    Quality of Web site and content;

     o    Quality of online advertising and e-commerce services;

     o    Variety of e-commerce service options;

     o    Effectiveness of sales and marketing efforts; and

     o    Price.

     Our competitors may in the future achieve greater market acceptance and gain additional market share. It is also possible that new competitors may emerge and acquire significant market share. In particular, our online directory also faces competition from software and other Internet products and services incorporating search and retrieval capabilities. In addition, operators of leading Web sites or Internet service providers, including large corporations such as Microsoft/MSN, Yahoo!, Terra Lycos and America Online, currently offer, and could expand, their online products and services targeting the Chinese community. We also compete with traditional forms of media, like newspapers, magazines, radio and television for advertisers and advertising revenue. Please refer to "Risk Factors" for a more detailed discussion of the risks we face from our competitors.

Intellectual Property and Proprietary Rights

      We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection, non-competition and confidentiality and/or license agreements with our employees, customers and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries is uncertain and still evolving. The laws of the PRC and certain other countries do not protect intellectual property to the same extent as the laws of the United States.

     We own the Internet domain names www.yifan.net, www.yifannet.com, www.gotofind.com, www.yifanmall.com, www.shopsinomall.com, www.planetsino.com. and www.grocer2grocer.com. We intend to register or purchase additional domain names as we expand and diversify our business activities.

      Many parties are actively developing chat, homepage, search and related Web technologies. We expect these parties to continue to take steps to protect these technologies, including seeking patent protection. There may be patents issued or pending that are held by others and that cover significant parts of our technology, business methods or services. For example, we are aware that a number of patents have been issued in the areas of e-commerce, Web-based information indexing and retrieval and online direct marketing. Disputes over rights to these technologies are likely to arise in the future. We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.

      We may license technology from third parties. The market is evolving and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our services. Our inability to obtain any of these licenses could delay product and service development until alternative technologies can be identified, licensed and integrated.

Employees

      As of May 4, 2001, we had 2 full-time employees in the United States. We also employ a total of 20 consultants, including 11 consultants who telecommute from Hong Kong and the PRC. This staff supports our software and web site development efforts, and enables us to provide customized e-commerce solutions at a very attractive cost. None of our employees or consultants is represented under collective bargaining agreements. We consider our relations with our employees and consultants to be good.

      All of our officers have entered into confidentiality, non-competition and non-solicitation agreements with us. In addition, a significant percentage of our employees and consultants own shares of our Common Stock, or participate in our employee stock option plan.

Principal Risk Factors of Our Business

We have limited financial resources and we will need substantial additional capital, which we may not be able to obtain.

      Our Company had approximately $358,000 in cash and accounts receivable at December 31, 2000. We believe these resources will be adequate to provide for our operating expenses for a period of six to twelve months from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

     We will need at least $3 to $5 million in additional capital to fund our current operating expenses and our planned expansion. In addition, long-term capital requirements are difficult to plan in the rapidly changing Internet industry. We currently expect that we will need capital to pay our ongoing operating costs, fund additions to our portal network and computer infrastructure, pay for the expansion of our sales and marketing activities and finance the acquisition of complementary assets, technologies and businesses. We intend to pursue additional financing as opportunities arise.

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

We have a history of losses and we anticipate future losses

     During the year ended December 31, 1999, our company was inactive and Yifan's only source of operating revenue was an $8,000 partial payment on a web site development project that was ultimately abandoned by the client prior to completion. In the year ended December 31, 1999, Yifan had a net loss of ($61,083).

     During the year ended December 31, 2000, we received $117,000 in revenue from grocery diversion activities, which resulted in a gross profit of approximately $20,000. For the year ended December 31, 2000, our company had a net loss of ($336,382), including $240,300 in non-cash expenses that were paid through the issuance of Common Stock. To date, all of our operating losses have been paid from capital. We anticipate that our Company will continue to incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures, increased sales and marketing costs, additional personnel costs, greater levels of product development and our overall expansion strategy. It is likely that our operating losses will increase in the future and we may never achieve or sustain profitability.

The market for our outstanding shares is limited and the current market price of the Old Common bears no relationship to our assets, earnings or any other established criteria of value.

     The book value per share of our Common Stock was approximately $.15 per share at December 31, 2000. Since the completion of the Yifan Transaction, trading in our Common Stock has been limited and sporadic and the closing prices were $.25 bid and $.50 asked on May 4, 2001. These trading values bear no necessary relationship to our assets, earnings or any other established criteria of value. At this time an investment in our Company must be considered an investment based on the perceived value of our strategic plan and the track record of our officers and directors. None of these factors can be quantified.

     There is no active, sustained and liquid public market for our Common Stock at the date of this Report and there can be no assurance that such a market will develop in the future. If a market for our Common Stock does develop, the price of our Common Stock may be highly volatile. Therefore, our stockholders may experience difficulty in selling their shares should they desire to do so. The stock markets in general and the OTC Bulletin Board in particular are subject to periods of extreme volatility during which the market prices of securities can fluctuate substantially. The price of our securities may be adversely affected by such volatility notwithstanding our actual operating performance.

We are subject to the SEC's Penny Stock Rules

      The SEC's "Penny Stock Rules" govern trading of our Common Stock. These rules apply to all Bulletin Board stocks that cost less than $5.00 per share and are issued by companies having less than $5,000,000 in net tangible assets. We have approximately $1,495,000 in net tangible assets and the market price of our Common Stock is currently $.25 bid and $.50 asked. Accordingly, there is no assurance that the Company will ever be exempt from the Penny Stock Rules. The Penny Stock Rules impose substantial sales practice burdens and requirements upon broker-dealers who sell such securities to persons other than established customers and accredited investors. Before effecting transactions covered by the Penny Stock Rules, a broker-dealer must make a special suitability determination for each purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the Penny Stock Rules may affect the ability of broker-dealers to effect market transactions in our Common Stock. The Penny Stock Rules may also affect the ability of persons now owning or subsequently acquiring our securities to resell such securities in any trading market that may develop. Such factors may have a material adverse impact on the market price of our Common Stock.

We will probably issue additional equity securities to raise additional capital and acquire other companies or operating assets.

     We have the authority to issue 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock without a vote of the stockholders. A total of 13,726,951 shares of Common Stock are issued and outstanding at the date of this Report.

     The Board will have the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions. The Board will also have the authority to fix the rights, privileges and preferences of the holders of Preferred Stock, which may be superior to the rights of holders of the Common Stock. It is likely that we will seek additional equity capital and attempt to acquire other companies or operating assets in the future as we develop our business and implement our growth strategy. A future issuance of additional shares of Common Stock or Preferred Stock will probably dilute the percentage ownership interest of our current shareholders and may dilute the book value per share of the Company's outstanding equity securities.

We have generated limited operating revenue to date.

     In 1999, Yifan generated $8,000 in operating revenue, which represented a partial payment on a web site development contract that was terminated prior to completion. During the fourth quarter of the year ended December 31, 2000, we generated $116,681 in revenue from our grocery diversion operations and after deducting the associated cost of goods sold, our gross profit in the year ended December 31, 2000 was only $19,763.

     As a result of our limited operating history, our business model and our growth strategy are unproven. We cannot be certain that our business model and our growth strategy will be successful or that we will be able to compete effectively, achieve market acceptance or otherwise address the risks associated with our existing and proposed business activities.

Our growth strategy and plans for expansion through acquisitions may not be effective

      Our growth strategy is expected to place a significant strain on our managerial, operational and financial resources. To effectively manage our planned growth and diversification, we must improve our existing operational and financial control systems, implement additional management control systems, expand our operating staff and effectively train and manage our employees. We will probably be required to make substantial additions to our executive staff within the next 12 months. There can be no assurance that we will be able to hire suitable executive officers or employees, or that we will be able to effectively train and manage our staff. There can also be no assurance that our systems, procedures and internal controls will be adequate to support our future operations or that our management will be able to fully exploit potential market opportunities. If we are unable to effectively manage growth, our business, results of operations and financial condition will be adversely effected.

     As a key component of our growth strategy, we intend to acquire companies and assets that we feel will enhance our revenue growth, operations and profitability. Any future acquisitions may require the use of significant amounts of cash, potentially dilutive issuances of equity securities and amortization expenses related to goodwill and other intangible assets, each of which could materially and adversely affect our business. Any future acquisitions will involve numerous business and financial risks, including:

     o Difficulties in integrating new operations, technologies, products and staff;

     o    Diversion of management attention from other business concerns;

     o    Cost and availability of acquisition financing; and

     o    Potential loss of key employees.

     We will need to be able to successfully integrate any businesses we may acquire in the future, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition. Moreover, our expansion into new markets could result in:

     o    Unexpected changes in regulatory requirements;

     o    Potentially adverse tax and regulatory consequences;

     o Export restrictions and controls such as those relating to encryption technology;

     o    Tariffs and other trade barriers; and

     o    Political instability and fluctuations in currency exchange rates.

     Any of the above could have a material adverse effect on the success of our future expansion.

Although we expect to generate revenue from advertising in the future, such revenue may not be substantial

     Online advertising is a key component of our business strategy, and we anticipate that a substantial portion of our future revenues will be derived from online advertising. We expect to derive an increasingly significant amount of revenue from hosting online advertising that is directed to the Chinese communities we serve. Our proposed online advertising activities are unproven.

     The development of software that blocks Internet advertisements before they appear on a user's screen may hinder the growth of online advertising. The expansion of ad blocking on the Internet may decrease our revenues because when an ad is blocked, it is not downloaded from our ad server, which means that such advertisements are not tracked as a delivered advertisement. In addition, advertisers may choose not to advertise on the Internet and on our Portal network because of the use of Internet advertisement blocking software. The use of software that blocks Internet advertisements may materially and adversely affect our business. Any reduction in traffic on our Portals or in the frequency of completed advertising downloads may cause advertisers to withdraw from advertising relationships, which, in turn, could reduce our future advertising revenues.

We rely on software and hardware systems that are susceptible to failure

     Any system failure or inadequacy that causes interruptions in the availability of our services, or increases the response time of our services, as a result of increased traffic or otherwise, could reduce user satisfaction, future traffic and our attractiveness to advertisers and consumers. In addition, as the amount of traffic increases, there can be no assurance that we will be able to scale our systems proportionately. There also can be no assurance that our ad serving technology can properly track the number of impressions if traffic increases substantially. We are also dependent upon Web browsers, ISPs, and other Web site operators. Therefore we may suffer from system failures unrelated to our systems and services.

     We have limited backup systems and redundancy and we have experienced system failures in the past, which have disrupted our operations. We do not presently have a disaster recovery plan in the event of damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of the foregoing occurs, we may experience a complete system shut-down. To improve performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Portals to mirror our online resources. Although we carry property insurance with low coverage limits, our coverage may not be adequate to compensate us for all losses that may occur. To the extent we do not address the capacity restraints and redundancy described above, such constraints could have a material adverse effect on our business, results of operations and financial condition.

We rely on content provided by third parties to attract viewers and advertisers

     We rely on a number of third-party relationships to create traffic and provide content in order to make our Portals more attractive to advertisers and consumers. Third party content on our Portals includes stock quotes, news, essays, games. Most of these arrangements are not exclusive and are short-term or may be terminated at the convenience of the other party. There can be no assurance that our existing relationships will result in sustained business partnerships, successful service offerings, significant traffic on our Portals or significant revenues for us.

We are controlled by our officers and directors, whose interests may differ from other shareholders.

      Our current officers and directors own approximately 68% of our outstanding Common Stock. Accordingly, they will have sufficient voting power to control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have the power to prevent or cause a change in control. In addition, without the consent of these shareholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these shareholders may differ from the interests of the other shareholders.

The sale or availability for sale of substantial amounts of our Common Stock could adversely affect its market price.

      Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our Common Stock and could materially impair our future ability to raise capital through offerings of our equity securities. There are 13,726,951 shares of common stock outstanding at the date of this Report. Of this total, approximately 12,870,000 shares are "restricted securities" as defined in Rule 144 and may not be sold in the absence of registration other than in accordance of Rule 144. In general, Rule 144 will permit a stockholder to resell, in any 90-day period, up to 1% of the total issued and outstanding common stock of the Company. All of the shares that were issued in connection with the Yifan transaction will become eligible for resale under Rule 144 commencing on July 31, 2001.

Item 2. Properties

      Until March of 2001, we rented a small office in Stonybrook, New York from an unaffiliated landlord on a month-to-month basis. We intend to lease approximately 2,000 square feet of office space in Flushing, Queens, New York from an affiliate of Jeffery Wu, a member of our board of our directors. The proposed lease will provide for a monthly rental of $12,000. Our new office space will not be ready for occupancy until August 2001. Until the build-out on our office space is completed, the landlord has agreed to provide approximately 500 square feet of temporary office space on a rent-free basis. We have no real property and our tangible personal property, including computers and office equipment, is limited. We have no material inventories and the bulk of our operating assets consist of cash and capitalized software development costs.

Item 3. Legal Proceedings

     We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, which is not routine litigation incidental to our business or in which the amount involved, exclusive of interest and costs, exceeds ten percent of our current assets.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote of our security holders during the fourth quarter of the year ended December 31, 2000 or the subsequent interim period.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters


      Our company had no active business operations between the third quarter of 1997 and July 31, 2000. While our old common remained listed on the NASD's Electronic Over-the-Counter Bulletin Board for most of this period, trading activity was limited and sporadic and had no relation to our assets or business operations.

     Our Common Stock is listed on the NASD's Electronic Over-the-Counter Bulletin Board (symbol: YIFN). The following table sets forth, for the periods shown, the high and low trading prices for the Common Stock. The quoted prices reflect interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. Information for the period through September 25, 2000 has been restated to give effect to a 1 share for 40 reverse split that became effective on that date. On May 4, 2001, the closing bid and asked prices for our Common Stock were $0.25 and $0.50, respectively.

                                                         Low             High
      Year ending December 31, 2000
      August 1 through September 30, 2000              $4.20            $9.20
      Fourth Quarter                                    $.51            $5.13

      Year ending December 31, 2001
      First Quarter                                     $.25            $1.00

      On May 4, 2001, the number of stockholder accounts of record was 164.

Item 6. Plan of Operations.

Prior Operations of Smart Games Interactive

     In 1998, Smart Games Interactive liquidated substantially all its inventories and other operating assets and used the proceeds to reduce its' outstanding liabilities. At December 31, 1998, Smart Games Interactive had no material assets and substantial unpaid liabilities. Smart Games Interactive did not generate any revenues in 1999. At December 31, 1999, Smart Games Interactive had no ongoing operations, no material assets and unpaid liabilities of approximately $700,000.

     In March 2000, Capston presented a plan to restructure Smart Games Interactive as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately held company. This plan was approved on March 30, 2000.

     In connection with the implementation of the restructuring plan proposed by Capston, Smart Games Interactive sold 15,000,000 shares of Old Common to Tobem for $75,000 in cash and Capston then commenced discussions to negotiate settlement of Smart Games Interactive's debts. As a result of these negotiations, Smart Games Interactive's creditors agreed to accept aggregate cash payments of $88,107 in full and final settlement of all outstanding debts. During this same period, Smart Games Interactive incurred aggregate operating expenses of $35,179, for an aggregate cash outflow of $123,286. Of this amount, $75,000 was paid from the cash contributed by Tobem. The $48,286 balance was paid by Capston and accounted for as a purchase of 3,500,000 shares of Old Common.

     Immediately prior to the closing of the Yifan Transaction, Smart Games Interactive had no ongoing operations, no material assets and no material liabilities.

Results of Operations.

     At December 31, 1999, Yifan LLC had $351,433 in total assets, including $139,100 in cash, $30,000 in equipment and $182,320 in capitalized software development costs. At that date, Yifan LLC had no material liabilities, $231,000 in fully paid pre-incorporation subscriptions for its successor company Yifan.com, Inc., and net member's equity of $120,423.

     At December 31, 2000, we had $2,130,292 in total assets, including $303,376 in cash, $295,645 in accounts receivable and prepaid expenses, $73,792 in equipment, $534,799 in capitalized software development costs and $922,500 in investments and goodwill. At that date, we had $110,468 in current liabilities., resulting in a net stockholders' equity of $2,019,824.

     We have never generated revenues from web hosting, software sales or business services. During the year ended December 31, 1999, Yifan LLC received $8,000 as a partial payment on a web site development project that was abandoned by the client prior to completion.

     During the fourth quarter of the year ended December 31, 2000, we generated $13,183 in advertising revenue from our contract with DoubleClick and $102,998 in revenue from three grocery diversion transactions. After deducting the associated cost of goods sold, our grocery diversion activities contributed approximately $6,000 in gross profit. We expect that revenue from our contract with DoubleClick will constitute the bulk of our advertising revenue until additional sponsorships can be negotiated. We do not anticipate a limited customer base for our grocery diversion activities.

     During the year ended December 31, 1999, Yifan LLC invested $182,320 in software development and incurred a net loss of $61,083. During the year ended December 31, 2000, we invested a total of $352,479 in software development. We also paid $240,300 in non-cash administrative and legal fees and incurred a net loss of $331,156.

Plan of Operations for Our Company

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

      At December 31, 2000, we had $2,019,824 in stockholders' equity and $303,376 in cash. We believe these cash resources will be adequate to provide for our operating expenses for a period of three to six months from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

     We will need at least $3 to $5 million in additional capital in the immediate future. In addition, long-term capital requirements are difficult to plan in the rapidly changing Internet industry. We currently expect that we will need capital to pay our ongoing operating costs, fund additions to our portal network and computer infrastructure, pay for the expansion of our sales and marketing activities and finance the acquisition of complementary assets, technologies and businesses. We intend to pursue additional financing as opportunities arise.

      Our ability to obtain additional financing in the future will be subject to a variety of uncertainties. The inability to raise additional funds on terms favorable to us, or at all, would have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional capital when required, we will be forced to scale back our planned expenditures, which would adversely affect our growth prospects.

     We have the authority to issue 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock without a vote of the stockholders. A total of 13,726,951shares of Common Stock were issued and outstanding on December 31, 2000 and at the date of this Report.

     The Board will have the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions. The Board will also have the authority to fix the rights, privileges and preferences of the holders of Preferred Stock, which may be superior to the rights of holders of the Common Stock. It is likely that we will seek additional equity capital and attempt to acquire other companies or operating assets in the future as we develop our business and implement our growth strategy. A future issuance of additional shares of Common Stock or Preferred Stock will probably dilute the percentage ownership interest of our current shareholders and may dilute the book value per share of the Company's outstanding equity securities.

     As a result of our limited operating history, our business model and our growth strategy are unproven. We cannot be certain that our business model and our growth strategy will be successful or that we will be able to compete effectively, achieve market acceptance or otherwise address the risks associated with our existing and proposed business activities.

Item 7. Financial Statements.

      As noted in Item 1 to this Report, the Company acquired 100% of the issued and outstanding common stock of Yifan.com, Inc. on July 31, 2000 in a transaction structured as a reverse takeover. In accordance with Item 310 of Regulation SB, this financial statements provided in this report include: (a) audited consolidated financial statements of the Company and its wholly-owned subsidiary Yfian.com, Inc. at December 31, 2000, (b) audited financial statements of Yifan LLC, the predecessor of Yifan.com, Inc. for the year ended December 31, 1999, and (c) unaudited pro-forma income statement information for the year ended December 31, 1999.

(A)   Audited Consolidated Financial Statements

                          Independent Auditors' Report


To the Board of Directors of
Yifan Communications, Inc.

      We have audited the accompanying consolidated balance sheet of Yifan Communications, Inc. and its wholly-owned subsidiary Yifan.com, Inc. at December 31, 2000, and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We have conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yifan Communications, Inc. at December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                Martin Ender
                                                Want & Ender CPA, P.C.
                                                Certified Public Accountants

New York, New York
May 1, 2000

                           Yifan Communications, Inc.
                           Consolidated Balance Sheet
                             As at December 31, 2000


                                     Assets
------------------------------------------------------------------------------
Current Assets

   Cash in banks .........................................          $   303,376
   Accounts receivable ...................................               54,830
   Prepaid expenses ......................................              240,815
                                                                    -----------

Total Current Assets .....................................              599,021
                                                                    -----------

Fixed Assets

   Computer and software equipment .......................               85,878
   Accumulated depreciation ..............................              (11,906)
                                                                    -----------

Total Fixed Assets .......................................               73,972
                                                                    -----------

Other Assets

   Capitalized Software ..................................              534,799
   Goodwill ..............................................              922,500
                                                                    -----------

Total other assets .......................................            1,457,299
                                                                    -----------

Total assets .............................................          $ 2,130,292
                                                                    ===========

                      Liabilities and Stockholders' Equity
------------------------------------------------------------------------------
Current liabilities

   Accounts payable ........................................        $    97,468
   Wages payable ...........................................             13,000
                                                                    -----------

Total Current Liabilities ..................................            110,468

Long Term Liabilities ......................................                  0
                                                                    -----------

Total liabilities ..........................................            110,468
                                                                    -----------

Stockholders Equity

   Common Stock, $.008 par value,
     Authorized 100,000,000 shares,
     Issued and outstanding 13,726,951 shares ..............            109,815
   Additional paid-in capital ..............................          2,246,391
   Retained earnings .......................................           (336,382)
                                                                    -----------
Total Stockholders' Equity .................................        $ 2,019,824
                                                                    -----------

Total Liabilities and Equity ...............................        $ 2,130,292
                                                                    ===========




  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                   Consolidated Statement of Income (Loss)
                      For the Year Ended December 31, 2000



------------------------------------------------------------------------------
Income
   Revenues .................................................      $    116,681
   Cost of Goods Sold .......................................            96,918
                                                                   ------------

Gross Profit ................................................            19,763
                                                                   ------------

Operating Expenses
   Network Expenses .........................................            46,555
   Outside Contracting ......................................            13,000
   Professional Fees ........................................           163,625
   Rent .....................................................             2,959
   Telephone expenses .......................................             5,574
   Consulting services ......................................            18,837
   Administrative Expenses ..................................            77,853
   Travel & Entertainment ...................................             7,266
   Board Meeting Expense ....................................             2,302
   Auto Expense .............................................            10,968
   Advertising ..............................................             1,980
                                                                   ------------

Total Operating Expense .....................................           350,919
                                                                   ------------

Net Operating Income (Loss) .................................      ($   331,156)
                                                                   ------------

Total Taxes .................................................                 0
                                                                   ------------

Net Income (loss) after taxes ...............................      ($   331,156)
                                                                   ------------

Other deductions
   Depreciation .............................................             8,576
                                                                   ------------

Total other deductions ......................................             8,576
                                                                   ------------

Other Income
   Interest income ..........................................             3,350
                                                                   ------------

Net Income (loss) for the period ............................      ($   336,382)
                                                                   ============

Net Income (loss) per common share ..........................      ($       .03)
                                                                   ============

Weighted average number of common shares outstanding ........        12,711,500
                                                                   ============










  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                Consolidated Statement of Stockholders' Equity
                             As at December 31, 2000



------------------------------------------------------------------------------
Common Stock issued during the year
13,726,951 shares par value $.008 ........................          $   109,815

Additional paid-in capital ...............................            2,246,391

Net income (loss) for the year ...........................             (336,382)
                                                                    -----------

Balance December 31, 2000 ................................          $ 2,019,824
                                                                    ===========








































  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                      Consolidated Statement of Cash Flows
                      For the Year Ended December 31, 2000



------------------------------------------------------------------------------
Cash flow from operating activities
   Net income (loss) ...................................   ($  336,382)

Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization .......................         8,576
   (Increase) decrease in accounts receivable ..........       (54,830)
   (Increase) decrease in other assets .................    (1,396,661)
   (Increase) decrease in Accounts Payable .............        97,468
   (increase) decrease in Accrues Liabilities ..........        13,000
                                                           -----------

Total adjustments ......................................    (1,332,447)
                                                           -----------

Net cash provided (used) by operating activities .......   ($1,668,829)
                                                           -----------

Cash flows from investing activities

   Cash payments for computer equipment ................       (52,576)
                                                           -----------

Net cash provided (used) by investing activities .......       (52,576)
                                                           -----------

Cash Flows from Financing activities

   Proceeds from issuance of common stock ..............     1,885,639
                                                           -----------

Net cash provided (used) by financing activities .......     1,885,639
                                                           -----------

Net increase (decrease) in cash ........................       164,234
Cash at beginning of period ............................       139,141
                                                           -----------

Cash at end of period ..................................   $   303,375
                                                           ===========



















  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                  Notes to Consolidated Financial Statements

1     Nature of Business

      Yifan Communications, Inc. (the "Company") is an Internet communications and software development company that delivers content, community and commerce targeted to the needs of the Chinese community in North America. The Company provides a free service that gives its registered users access to a variety of online features. The Company also provides Internet advertising and value-added business services designed to enhance the Internet presence of its clients. The Company currently operates under five principal Internet domain names "yifan.com," "yifan.net," "yifannet.com," "gotofind.com" and "yifanmall.com." All of the Company's Internet products and services are written in the Chinese language. The Company's business goal is to capitalize on the growth of the Internet among Chinese users and become a worldwide leader in the Chinese language market.

2     Organization and History

(a)   Creation of yifan.com web site.

      Yifan He created the Internet web site "yifan.com" in May 1997. Mr. He operated the yifan.com web site as a sole proprietorship and personal hobby until January 1999.

(b)   Organization and operation of Yifan, LLC.

     Yifan LLC, a New York limited liability company was organized on January 22, 1999 to finance the further development and expansion of the "yifan.com," web site. In connection with the formation of Yifan LLC, Mr. Yifan He contributed all his right title and interest in the yifan.com web site to Yifan LLC, in exchange for a membership interest. During 1999, two individuals contributed $145,298 in cash to Yifan LLC, in exchange for membership interests. During 1999, three individuals contributed consulting services valued at $18,170 and five individuals contributed software development services valued at $18,020 to Yifan LLC, in exchange for membership interests. The valuation of these personal service contributions is based on the cash consideration paid for similar interests at the time the services were rendered.

(c)   Organization and operation of Yifan.com, Inc.

    On December 20, 1999, all of Yifan LLC, members executed an "Agreement Respecting Allocation of Limited Liability Company Interests and Conversion to Corporation" that authorized the creation of a successor corporation named Yifan.com, Inc. and the transfer of Yifan LLC's assets and operations to such corporation. The Articles of Incorporation of Yifan.com, Inc. were filed with the Division of Corporations and State Records of the Department of State of the State of New York on January 5, 2000. In connection with the organization of Yifan.com, Inc. Yifan LLC conveyed all of its properties and business operations to Yifan.com, Inc. and the members of Yifan LLC received a total of 4,750,000 shares of Yifan.com, Inc.'s $.01 par value common stock. Concurrently, the pre-incorporation subscriptions were accepted and 115,500 shares were issued to the subscribers.

     Between January 1 and July 30, 2000, Yifan.com, Inc. accepted subscriptions to purchase 465,500 shares of its common stock at a price of $2 per share from private placement investors. The net cash proceeds associated with these private sales of securities were $931,000.

     As of July 30, 2000, Yifan.com, Inc. had received and accepted fully paid subscriptions for 313,500 shares of common stock more than the limits authorized by its charter. In connection with the acceptance of these subscriptions, the holders of a majority of the issued and outstanding common stock consented to an amendment to the Articles of Incorporation of Yifan.com, Inc. This Amendment became unnecessary when the Company entered into a business combination with Yifan Communications, Inc.

                           Yifan Communications, Inc.
                  Notes to Consolidated Financial Statements

2     Organization and History --continued

 (d)  Business combination with the Company

     On July 30, 2000, Yifan.com, Inc. and all its stockholders and subscribers, entered into a business combination agreement with the Company, a Delaware corporation formerly known as Smart Games Interactive, Inc. In connection with this Agreement:

    (i)   The  Company  effected  a 1 for 40  reverse  split of its  issued  and outstanding $.0002 par value common stock, and increased its authorized capital to 100,000,000 shares of $.008 par value common stock and 10,000,000 shares of $.008 par value preferred stock.

    (ii) The stockholders and subscribers of Yifan.com, Inc. contributed all of their interest in Yifan.com, Inc. to the Company solely in exchange for 11,994,750 shares of $.008 par value common stock of the Company;

    (iii) The Company issued 179,921 shares of of $.008 par value common stock to certain finders who assisted in the negotiation of the transaction; and (iv) A principal stockholder of the Company agreed to transfer 89,961 shares of $.008 par value common stock to such finders.

Yifan.com, Inc. paid a $350,000 merger and acquisition fee to Capston Network Company in connection with the business combination transaction. This merger and acquisition fee has been capitalized and is reflected in goodwill.

(e)   Acquisition of "grocer2grocer.com"

     In October 2000, the Company agreed to issue 200,000 shares of its $.008 par value common stock to purchase the business plan and preliminary software source code for Grocer2Grocer.com, a proposed Internet web-site that will provide members with a convenient and cost effective nationwide information clearinghouse for available grocery diversion transactions. The assets acquired in connection with this transaction included the Internet domain name "grocer2grocer.com," together with all of the preliminary web-site design elements, software source code, computer programs, business processes, trademarks, copyrights and other intellectual property necessary for the operation thereof. Since we did not acquire a material amount of tangible assets in connection with the grocer2grocer.com transaction, the entire acquisition price has been included in goodwill.

3.    Summary of Significant Accounting Policies

(a)   Reverse merger method of accounting

     Following the acquisition, the former management of Yifan.com, Inc. became the management of the Company and the former stockholders of Yifan.com were issued approximately 92% of the outstanding shares of the Company's $.008 par value common stock.

     In accordance with generally accepted accounting principles, the Company's acquisition of Yifan.com has been accounted for as a reverse merger. As a result, Yifan.com has been treated as the acquiring entity and the Company has been treated as the acquired entity for accounting purposes, even though the Company is the acquiring entity for legal purposes.

     The historical financial information of Yifan.com, Inc. has become the historical financial information of the Company in connection with the acquisition. Similarly, the historical equity and earnings of Yifan.com, Inc. prior to the acquisition have been retroactively restated for the equivalent number of shares to be received in connection with the acquisition.

      The balance sheet reflects the financial position of the Company as of December 31, 2000. The related statements of operations, cash flow and stockholders' equity reflect the operations of the Company for the year ended December 31, 2000

                           Yifan Communications, Inc.
                  Notes to Consolidated Financial Statements

3.    Summary of Significant Accounting Policies--continued

 (b)  Use of estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(c)   Cash and cash equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in bank deposit accounts that may at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

(d)   Property and equipment

     Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The principal annual depreciation rates used are as follows:

      Furniture and fixtures        20.0%
      Office equipment              20.0%
      Computer equipment            33.3%

(e)   Revenue recognition

     For the year ended December 31, 2000, the Company realized approximately $13,200 in advertising revenue and approximately $103,000 in revenue from three grocery diversion transactions. After deducting the associated cost of goods sold, the Company's grocery diversion activities contributed approximately $6,000 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

     In future periods, the Company expects to generate revenues from a variety of sources including:

     o    Retail sales from its yifanmall.com web site

     o    Wholesale grocery sales from its grocer2grocer web site

     o    Web solutions including software sales and web site development,

     o    Hosting and maintenance service fees, and

     o    Advertising service fees..

 (f)  Non-cash compensation and legal fees

     During 2000, the Company issued 180,000 shares of Common Stock as compensation under an administrative services agreement and 360,000 shares of Common Stock as compensation under a legal services agreement. For accounting purposes, all such transactions were recorded at a value of $.89 per share. A total of $240,300 in non-cash administrative and legal fees were charged to expense in the current year. The $240,300 balance is carried as a prepaid expense at year end and will be amortized during the first six months of the year ended December 31, 2001.

                           Yifan Communications, Inc.
                  Notes to Consolidated Financial Statements

3.    Summary of Significant Accounting Policies--continued

 (g)  Software Development Costs

     The Company accounts for software development costs in compliance with the requirements of FASB 86, which requires the capitalization of software development costs once the technological feasibility of a software product is established. During the year ended December 31, 2000, the Company capitalized a total of $352,479 in software development costs. Capitalized software development costs will be amortized in future periods in accordance with the requirements of FASB 86.

(h)   Net loss per share

     The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net income or loss per share is computed by dividing the net income or loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income or loss per share to the extent such shares are dilutive.

(i)   Employee's Incentive Stock Plan

     Full-time employees of the Company and its subsidiaries, including officers and employee directors, are eligible to participate in the Company's Incentive Stock Plan (the "Plan"), which provides for the grant of incentive equity awards covering up to 1,500,000 shares of common stock. The Plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock and (v) stock bonuses (collectively, "Incentive Awards'). In addition, the Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. A committee of the Board of Directors administers the Plan and has the power to determine, in its discretion, the number of shares subject to each incentive grant and the terms of the incentive grant. No employee options were granted during the year ended December 31, 2000.

(j)   Director's Stock Option Plan

     The Directors' Option Plan provides for the annual grant of an option to purchase 25,000 shares of common stock to each member of the Board of Directors who is not a full-time employee of the Company. Options granted under the Directors' Option Plan are subject to forfeiture if the holder resigns from the Board or is removed for cause before the date of the next annual meeting of the stockholders. Options granted under the Directors' Option Plan become fully vested on the date of the first annual meeting of the stockholders following the date of grant. The total number of shares available for grant under the Director's Plan is 500,000. Of the initial authorization, options to purchase an aggregate of 100,000 shares at a price of $6 per share were granted to four non-employee members of the Board of Directors during the year ended December 31, 2000.

4.     Concentration of Risks

     During the fourth quarter of the year ended December 31, 2000, the Company generated approximately $13,200 in advertising revenue from a contract with DoubleClick, Inc. It also generated approximately $103,000 in revenue from three grocery diversion transactions involving two retail grocers.

     Since the Company's advertising and grocery diversion activities did not commence until the fourth quarter of the year ended December 31, 2000, it is impossible to predict whether there will be significant concentrations of risk in future periods. The Company expects the revenue from its DoubleClick contract to comprise the bulk of its advertising revenue until additional advertising sponsorships can be negotiated. The Company does not anticipate a limited customer base for its future grocery diversion activities.

(B)   Audited Financial Statements of Yifan LLC at December 31, 1999




                          Independent Auditors' Report


To the Members and Managers of
Yifan LLC

      We have audited the accompanying balance sheet of Yifan LLC at December 31, 1999, and the related statements of income, member's equity, and cash flow for the period January 22 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yifan LLC at December 31, 1999, and the results of its operations and its cash flows for the period January 22 1999 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

                                                Want & Ender
                                                Certified Public Accountants

New York, New York
August 14, 2000

                                    Yifan LLC
                                  Balance Sheet
                             As at December 31, 1999


Assets
------------------------------------------------------------------------------

Current Assets

     Cash ....................................................          $139,141
                                                                        --------

Total Current Assets .........................................           139,141

Fixed Assets

     Computer and office equipment, net ......................            29,972
                                                                        --------

Total Fixed Assets ...........................................            29,972

Other Assets .................................................              --
     Capitalized software development ........................           182,320
                                                                        --------

Total Assets .................................................          $351,433
                                                                        ========


Liabilities and Members' Equity
------------------------------------------------------------------------------

Current Liabilities ..........................................        $      10
                                                                      ---------

Total Liabilities ............................................               10
                                                                      ---------

Pre-incorporation subscriptions received for
     common stock of Yifan.com, Inc. .........................          231,000
                                                                      ---------


Paid in members' equity ......................................          181,506
Accumulated Income (Loss) ....................................          (61,083)
                                                                      ---------

Total members' equity ........................................          120,423
                                                                      ---------

Total Liabilities and Members' Equity ........................        $ 351,433
                                                                      =========













  The accompanying notes are an integral part of these financial statements.

                                    Yifan LLC
                          Statement of Members' Equity
                             As at December 31, 1999



------------------------------------------------------------------------------

Beginning balance .............................................       $     --

Cash contributions from members ...............................       $ 145,316
Non-cash contributions from members ...........................          36,190
                                                                      ---------
   Total contributions from members ...........................       $ 181,506

Net Income (loss) for year ended December 31, 1999 ............         (61,083)
                                                                      ---------

Balance at December 31, 1999 ..................................       $ 120,423
                                                                      =========






































  The accompanying notes are an integral part of these financial statements.

                                    Yifan LLC
                           Statement of Income (Loss)
                  For the Period January 22, 1999(inception)
                            through December 31, 1999



------------------------------------------------------------------------------

Revenue:

   Web site development fees ...............................           $  8,000

Operating Expenses

   Advertising .............................................              2,000
   Business consulting fees ................................             18,170
   Bank and finance charges ................................                724
   Network expenses ........................................             39,058
   Professional fees .......................................                600
   Telephone expenses ......................................              1,374
   Office expenses .........................................                 55
   Office supplies .........................................                206
   Licenses and permits ....................................                951
   Dues and subscriptions ..................................              2,416
   Books and periodicals ...................................                124
   Travel, meals and entertainment .........................                 75
                                                                       --------

Total Operating Expenses ...................................             65,753
                                                                       --------

Net ordinary income ........................................            (57,753)
                                                                       --------

Other Expense
   Depreciation ............................................              3,330
   Taxes ...................................................               --
                                                                       --------

Net Income (Loss) ..........................................           ($61,083)
                                                                       ========


















  The accompanying notes are an integral part of these financial statements.

                                    Yifan LLC
                             Statement of Cash Flows
                  For the Period January 22, 1999(inception)
                            through December 31, 1999



------------------------------------------------------------------------------

Cash Provided By (Used in)
Operating Activities

   Net Income (Loss) ...........................................      ($ 61,083)
                                                                      =========

Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation ................................................          3,330
   Increase (decrease) in current liabilities ..................             10
   Capitalized software development ............................       (182,320)
                                                                      ---------
Total Adjustments ..............................................       (178,980)

Net cash provided by (used in)
   operating activities ........................................      ($240,063)

Investing Activities
   Purchase computer and office equipment ......................        (33,302)
   Purchase of goodwill ........................................           --
                                                                      ---------
Net cash used in investing activities ..........................        (33,302)

Financing Activities
   Pre-incorporation subscriptions received for
      common stock of Yifan.com, Inc. ..........................        231,000
   Member capital contributions ................................        181,506

Net cash provided by (used in)
   financing activities ........................................        412,506

Net increase (decrease) in cash ................................        139,141


Cash at end of period ..........................................        139,141
















  The accompanying notes are an integral part of these financial statements.

                                    YIFAN LLC
                          NOTES TO FINANCIAL STATEMENTS

1     Nature of Business

      Yifan LLC (the "Company") is an Internet communications and software development company that delivers content, community and commerce targeted to the needs of the Chinese community in North America. The Company provides a free service that gives its registered users access to a variety of online features. The Company also provides Internet advertising and value-added business services designed to enhance the Internet presence of its clients. The Company currently operates under four principal Internet domain names "yifan.com," "yifan.net," "yifannet.com" and "gotofind.com." All of the Company's Internet products and services are written in the Chinese language. The Company's business goal is to capitalize on the growth of the Internet among Chinese users and become a worldwide leader in the Chinese language market.

2     Organization

      The Internet web site "yifan.com" was created by Yifan He in May 1997. Mr. He operated the yifan.com web site as a sole proprietorship and personal hobby until January 1999.

     The Company is a New York limited liability company organized on January 22, 1999 to finance the further development and expansion of the "yifan.com," web site.

     In connection with the formation of the Company Mr. Yifan He contributed all his right title and interest in the yifan.com web site to the Company in exchange for a membership interest. During 1999, two individuals contributed $145,298 in cash to the Company in exchange for membership interests. During 1999, three individuals contributed consulting services valued at $18,170 and five individuals contributed software development services valued at $18,020 to the Company in exchange for membership interests. The valuation of these personal service contributions is based on the cash consideration paid for similar interests at the time the services were rendered.

     On December 20, 1999, all of the Company's members executed an "Agreement Respecting Allocation of Limited Liability Company Interests and Conversion to Corporation" that authorized the creation of a successor corporation named Yifan.com, Inc. and the transfer of the Company's assets and operations to such corporation. The Articles of Incorporation of Yifan.com, Inc. were filed with the Division of Corporations and State Records of the Department of State of the State of New York on January 5, 2000 and Yifan.com, Inc. succeeded to the business and operations of the Company on that date.

      The balance sheet reflects the financial position of the Company as of December 31, 1999. The related statements of operations, cash flow and stockholders' equity reflect the operations of the Company for the period January 22, 1999 (Inception) through December 31, 1999.

3.    Summary of Significant Accounting Policies

(a)   Use of estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b)   Cash and cash equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                                    YIFAN LLC
                          NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies--continued

 (c)  Property and equipment

     Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The principal annual depreciation rates used are as follows:

      Furniture and fixtures        20.0%
      Office equipment              20.0%
      Computer equipment            33.3%

(d)   Pre incorporation subscriptions

     During 1999, the members of the Company decided to reorganize the Company into a corporation in order to facilitate future capital raising activities. On December 21, 1999, counsel prepared Articles of Incorporation for Yifan.com, Inc. and forwarded them to the New York Department of State for filing. After mailing of the Articles of Incorporation, the Company accepted subscriptions for 115,500 shares of Yifan.com common stock at a price of $2 per share. Since the Articles of Incorporation for Yifan.com were delayed in the mail and ultimately not processed until January 5, 2000, the pre-incorporation subscriptions are separately stated in the mezzanine.

 (e)  Non-cash compensation

     During 1999, three individuals contributed consulting services valued at $18,170 and five individuals contributed software development services valued at $18,020 to the Company in exchange for membership interests. The valuation of these personal service contributions is based on the cash consideration paid for similar interests at the time the services were rendered. The non-cash consulting payments were charged to expense in the current period and the non-cash software development payments were aggregated with the Company's other software development costs.

(f)   Software Development Costs

     The Company accounts for software development costs in compliance with the requirements of FASB 86, which requires the capitalization of software development costs once the technological feasibility of a software product is established. During the year ended December 31, 1999, the Company capitalized a total of $182,320 in software development costs, including $18,020 in non-cash software development costs that were paid through the issuance of membership interests. Capitalized software development costs will be amortized in future periods in accordance with the requirements of FASB 86.

(g)   Revenue recognition

     The Company has never generated revenues from advertising, web hosting, software sales or business services. The Company derived 100% its 1999 revenues from a web site development contract that was abandoned by the client prior to completion.

(h)   Net loss per share

     The Company maintains the ownership accounts of its members based on a percentage interest for each member rather than on the basis of shares. Accordingly, net loss per share is not calculated.

                                    YIFAN LLC
                          NOTES TO FINANCIAL STATEMENTS

4.    Subsequent Events

(a)   Conversion to corporation

    Yifan.com, Inc., a New York corporation, was organized on January 5, 2000 as the corporate successor to the Company. In connection with the organization of Yifan.com, Inc. the Company conveyed all of its properties and business operations to Yifan.com, Inc. and the members of the Company received a total of 4,750,000 shares of Yifan.com, Inc.'s $.01 par value common stock. Concurrently, the pre-incorporation subscriptions were accepted and 115,500 shares were issued to the subscribers.

 (b)  Private placements of common stock by Yifan.com, Inc.

     Between January 1 and July 30, 2000, Yifan.com, Inc. accepted subscriptions to purchase 465,500 shares of its common stock at a price of $2 per share from private placement investors. The net cash proceeds associated with these private sales of securities were $931,000.

     As of July 30, 2000, Yifan.com, Inc. had received and accepted fully paid subscriptions for 313,500 shares of common stock more than the limits authorized by its charter. In connection with the acceptance of these subscriptions, the holders of a majority of the issued and outstanding common stock consented to an amendment to the Articles of Incorporation of Yifan.com, Inc. This Amendment became unnecessary when the Company entered into a business combination with Yifan Communications, Inc.

(c)   Business combination with Yifan Communications, Inc.

     On  July  30,  2000,  Yifan.com,   Inc.  and  all  its  stockholders  and
subscribers, entered into a business combination agreement with Yifan Communications, Inc., a Delaware corporation formerly known as Smart Games Interactive, Inc. In connection with this Agreement:

(v) Yifan Communications took action to effect a 1 for 40 reverse split of its common stock and increase its authorized capital;
(vi) the stockholders and subscribers of Yifan.com, Inc. contributed all of their interest in Yifan.com, Inc. to Yifan Communications solely in exchange for the right to receive 11,994,750 shares of post-reverse split common stock of that company;
(vii) Yifan Communications agreed to issue 179,921 shares of post-reverse split common stock to certain finders who assisted in the negotiation of the transaction; and
(viii) A principal stockholder of Yifan Communications agreed to transfer 89,961 shares of post-reverse split common stock to such finders.

(d)   Reverse merger method of accounting

     Following the acquisition, the former management of Yifan.com, Inc. became the management of Yifan Communications. The former stockholders of Yifan.com will be issued 92% of the outstanding shares of Yifan Communications on the effective date of an amendment to that company's Certificate of Incorporation.

     In accordance with generally accepted accounting principles, the acquisition of Yifan.com will be accounted for as a reverse merger. As a result, Yifan.com will be considered to be the acquiring entity and Yifan Communications the acquired entity for accounting purposes, even though Yifan Communications is the acquiring entity for legal purposes.

     The historical financial information of Yifan LLC and Yifan.com, Inc. will become the historical financial information of Yifan Communications in connection with the acquisition. Similarly, the historical equity and earnings of Yifan LLC and Yifan.com, Inc. prior to the acquisition will be retroactively restated for the equivalent number of shares to be received in connection with the acquisition.

(c) Unaudited Pro Forma Statement of Operations for the year ended December 31, 1999


                            YIFAN COMMUNICATIONS INC
                 UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999



                                                     Historical
                                               Yifan.Com       Yifan          Combined
                                                  Inc.      Communications    Companies
Revenues ...............................      $   8,000            --         $   8,000

Total Revenues .........................          8,000            --             8,000

Costs And Expenses
Operating Expensess ....................         59,952          59,952
General And Administrative .............          5,801           6,967          12,768
Depreciation And Amortization ..........          3,330            --             3,330
Operating Income (Loss) ................      ($ 61,083)      ($  6,967)      ($ 68,050)
Other Income (Expenses) ................           --           (51,700)        (51,700)
Income (Loss) Before Extraordinary Items        (61,083)        (58,667)       (119,750)
Extraordinary Items ....................           --          (453,376)       (453,376)
Income (Loss) Before Income Taxes ......        (61,083)       (512,043)       (573,126)
Income Tax Expense (Benefit) ...........           --              --              --
Net Income (Loss) ......................      ($ 61,083)      ($512,043)      ($573,126)

1.    Basis of presentation

The unaudited pro forma consolidated statements of operations for the year Ended December 31, 1999 are presented as If the Yifan acquisition occurred at the beginning of the period. The unaudited pro forma consolidated financial statements may not necessarily be indicative of the results which would actually have occurred if the Yifan acquisition had been in effect on the date or for the period indicated or which may result in the future.

2.    Extraordinary Items

The extraordinary item reported by Yifan Communications during the year ended December 31, 1999 represented the reversal of a debt-reduction entry that had been booked by the Company during the preceding year.

3.    Description of Yifan acquisition

On July 30, 2000, the Company entered into a business combination agreement Yifan.com, inc., a New York corporation, and all its stockholders. In connection With this agreement:

(a) The Company effected a 1 for 40 reverse split of its common stock and increased its authorized capital;

(b) The stockholders of Yifan.com, Inc. contributed all of their interest in Yifan.com, Inc. to the Company solely in exchange for 11,994,750 shares of post-reverse split common stock;

(c) The company issued 179,921 shares of post-reverse split common stock to certain finders who assisted in the negotiation of the transaction;

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      The financial statements of Smart Games Interactive for the years ended December 31, 1998 and 1999 were audited by Harmon & Company, Certified Public Accountants, Dublin, Ohio. The financial statements of Yifan.com, Inc. for the years ended December 31, 1998 and 1999 were audited by Want & Ender, Certified Public Accountants, New York, New York.

     In connection with the Yifan Transaction, the Board of Directors voted to dismiss the firm of Harmon & Company effective July 31, 2000. Concurrently, the Board of Directors elected to retain the accounting firm of Want & Ender to serve as the Company's auditor for the fiscal year ended December 31, 2000.

     During the fiscal years December 31, 1998 and 1999, and the subsequent interim periods, there were no reportable disagreements between Smart Games Interactive and Harmon & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The report of Harmon & Company on the financial statements of Smart Games Interactive for the years ended December 31, 1998 and 1999 contained an explanatory paragraph that the financial statements had been prepared assuming that Smart Games Interactive would continue as a going concern and that the company's history of operating losses raised substantial doubt about its ability to continue as a going concern.

Item  9.  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

      Our Company's directors and executive officers are identified in the following table:

       Name              Age             Positions
      Yifan He            24     President, Chief Technical Officer and Director
      Primitivo Iglesias         Director
      Liming Yung         36     Director
      Jeffery Wu          36     Director
      Ahn Tran            48     Director

     At the date of this Report, Primitivo Iglesias and Yifan He are the only full time employees of our Company. We have entered into a contract with Ms. Sally A. Fonner who has agreed to work on a part-time basis as our manager of administrative affairs until August 1, 2001. While we have no executive officers other than Mr. Iglesias and Mr. He, we rely extensively on the experience and abilities of the other members of our board of directors. Biographical information on our officers and directors is set forth below.

     Mr. Primitivo Iglesias, has served as a member of our board of directors since March 15, 2001. Effective May 15, 2001, Mr. Iglesias will become our President and Chief Executive Officer. Previously, Mr. Iglesias was Executive Vice President/Investment Sales Director for Citicorp Investment Services, a subsidiary of CitiGroup. He was responsible for the supervision of all Financial Executives for the Manhattan and Queens N.Y. marketplaces. Prior to CitiGroup, Mr. Iglesias held several positions as a Financial Executive with several brokerage firms. Mr. Iglesias holds investment licenses Series 7, 24, 63, and a New York State Life, Health, and Accident Insurance License. Mr. Iglesias was born in Havana, Cuba and immigrated to the United States in 1969.

     Mr. Yifan He was the creator of the Yifan.com web site in 1977 and previously served as Manager of Yifan, LLC, and as president of Yifan.com, Inc. Mr. He has served as our President, Chief Technology Officer and a member of our board of directors since August 17, 2000. Mr. He will remain Chief Technology Officer for our company after Mr. Iglesias assumes the presidency. For the last three years, Mr. He has been responsible for day-to-day technical operations, strategy development, technical design, product development and quality assurance. Mr. He has managed the growth of the Company from a sole proprietorship through the formation of an LLC, a reorganization of the LLC into Yifan, Inc. and the subsequent combination of Yifan, Inc. with the Company. During this development period, Mr. He supervised the expansion of the Company's staff to over 30 consultants and employees, including a total of 7 PhDs. Mr. He's education includes a Major in International Business with a Minor in Computer Science from Northwestern Polytechnic University in Xi'an, China. Mr. He was born in Xi'an, China, and has been a U.S. resident since 1996.

     Mr. Liming Yung has served as a part-time consultant to our Company and as a member of our board of directors since August 17, 2000. Previously, Mr. Yung served as a director of Yifan.com, Inc. and Yifan LLC. In addition to his duties as a director of our Company, Mr. Yung is employed full-time as Senior Vice President, Asian Markets for PaineWebber Inc., a position he has held since 1997. Mr. Yung's duties at Paine Webber include developing Asian markets in the United States and overseas for that Company. Before joining PaineWebber, Mr. Yung held a similar position with Citigroup as Vice President, Asia Development. Prior to Citigroup, Michael held positions in sales and marketing, including two years as Vice President, International Marketing, with Highfu International, a producer and marketer of police equipment, where he was in charge of developing and marketing new products. Mr. Yung holds investment licenses Series 7, 24 and 63, and is a graduate of The New York Institute of Technology, where he earned a Bachelor of Science Degree in Marketing. Mr. Yung was born in Taipei, Taiwan and relocated to the U.S. as a teenager in 1977.

     Mr. Jeffery Wu has served as a part-time consultant to our Company and as a member of our board of directors since August 17, 2000. Previously, Mr. Wu served as a director of Yifan.com, Inc. and Yifan LLC. In addition to his duties as a director of our Company, Mr. Wu is a principal stockholder Officer of Hong Kong Supermarket and has served as Chief Executive Officer of that company since 1994. During Mr. Wu's term as Chief Executive Officer, Hong Kong Supermarket has become the largest Chinese specialty supermarket in the Northeastern U.S. Mr. Wu is also a principal stockholder and Chief Executive Officer of Moo Chung Loong (MCL) Trading, Inc., a $50 million wholesale food distributor that services Hong Kong Supermarket and other retail grocery outlets. MCL is currently the largest Asian food distributor in the Northeast. Mr. Wu is also actively involved in real estate investments and has expanded his holdings from 3 thousand square feet in 1985 to over 2 million square feet.

     Mr. Ahn Tran has served as a part-time consultant to our Company and as a member of our board of directors since August 17, 2000. Mr. Tran is a principal stockholder of Hong Kong Supermarket and has served as president of that company since 1994. In this position, Mr. Tran is responsible for the daily operations of six supermarkets averaging nearly $20 million in annual revenue each. During Mr. Tran's term as President, Hong Kong Supermarket has become the largest Chinese specialty supermarket in the Northeastern U.S. Mr. Tran is also a stockholder of MCL Trading. Mr. Tran brings additional key strategic and partnership expertise to the Company. Mr. Tran relocated to the U.S. 1980 with his family and has quickly adapted to the entrepreneurial environment.

ADMINISTRATIVE AFFAIRS

      Ms. Sally A. Fonner has served as our manager of administrative affairs since August 17, 2000. Previously Ms. Fonner served as our chief executive officer from March 28, 2000 through August 17, 2000 and as a member of our board of directors from March 28, 2000 through March 15, 2001.For most of the last 15 years, Ms. Fonner has worked as an independently employed business consultant. She graduated from Stephens University in 1969 with a Bachelor of Arts Degree in Social Systems. After a stint in the private sector, Ms. Fonner returned to further her education and obtained her MBA Degree from the Executive Program of the University of Illinois in 1979. For the past five years Ms. Fonner has been engaged in the business of restructuring public companies and arranging business combination transactions. In addition to her work on behalf of the Company, Ms. Fonner has previously served as the sole director of and arranged business combinations for a total of four other inactive public companies:

   Telemetrix, Inc. (TLXT), formerly Arnox Corporation.
   eNote.com, Inc. (ENOT), formerly Webcor Electronics, Inc.
   Dupont Direct Financial Holdings, Inc. (DIRX) formerly Marci International Imports, Inc.
   Liberty Group Holdings, Inc. (LGHI), formerly Bio Response, Inc.

INFORMATION CONCERNING THE BOARD OF DIRECTORS AND ITS COMMITTEES

      The Company has no compensation committee, no audit committee, and no nominating committee. Decisions concerning nominees for Director and executive officer compensation for fiscal 2000 were made by the full Board of Directors.

      The Board of Directors held regular meetings and took action by unanimous written consent on six occasions during the fiscal year ended December 31, 2000, in which all members of the board of directors took part.

      Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our directors and executive officers. Board vacancies are filled by a majority vote of the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP AND REPORTING COMPLIANCE

      The Company believes that all of its principal stockholders, officers and directors failed to comply on a timely basis with the requirements of Section 16(a) of the Exchange Act during the year ended December 31, 2000. The following schedule identifies each person who was required to file one or more reports pursuant to Section 16(a) of the Exchange Act and either failed to file the required report, or failed to file the required report on a timely basis. For purposes of the table, all transactions prior to September 25, 2000 have been restated to give pro forma effect to a 1 share for 40 reverse split that was effected on that date.

Tobem Investments Limited           Number of         Required      Reportable         Report            Report
10% Stockholder                      Shares           Form Type     Event Date        Due Date         Filing Date
       Stock Acquisition              375,000          Form 3       31-Mar-2000      10-Apr-2000       12-Sep-2000
       Annual Statement               375,000          Form 5                        14-Feb-2001       15-May-2001

Sally A. Fonner
Officer, Director and               Number of         Required      Reportable         Report            Report
10% Stockholder                      Shares           Form Type     Event Date        Due Date         Filing Date
       Stock Acquisition              375,000          Form 3       31-Mar-2000      10-Apr-2000       12-Sep-2000
       Stock Acquisition               87,500          Form 4       25-Jul-2000      10-Aug-2000       12-Sep-2000
       Stock Acquisition              180,000          Form 4       1-Aug-2000       10-Sep-2000       12-Sep-2000
       Option Acquisition              25,000          Form 4       25-Sep-2000      10-Oct-2000       15-May-2001
       Annual Statement               667,500          Form 5                        14-Feb-2001       15-May-2001

Yifan He
Officer, Director and               Number of         Required      Reportable         Report            Report
10% Stockholder                      Shares           Form Type     Event Date        Due Date         Filing Date
       Stock Acquisition            3,094,313          Form 3       25-Sep-2000      10-Oct-2000       24-Oct-2000
       Annual Statement             3,094,313          Form 5                        14-Feb-2001       15-May-2001

Jeffery Wu
Director and                        Number of         Required      Reportable         Report            Report
10% Stockholder                      Shares           Form Type     Event Date        Due Date         Filing Date
       Stock Acquisition            3,293,100          Form 3       25-Sep-2000      10-Oct-2000       24-Oct-2000
       Option Acquisition              25,000          Form 4       25-Sep-2000      10-Oct-2000       15-May-2001
       Annual Statement             3,318,100          Form 5                        14-Feb-2001       15-May-2001

Liming Yung
Director and                        Number of         Required      Reportable         Report            Report
10% Stockholder                      Shares           Form Type     Event Date        Due Date         Filing Date
       Stock Acquisition            2,167,088          Form 3       25-Sep-2000      10-Oct-2000       24-Oct-2000
       Option Acquisition              25,000          Form 4       25-Sep-2000      10-Oct-2000       15-May-2001
       Annual Statement             2,192,088          Form 5                        14-Feb-2001       15-May-2001

Ahn Tran
Director and                        Number of         Required      Reportable         Report            Report
10% Stockholder                      Shares           Form Type     Event Date        Due Date         Filing Date
       Stock Acquisition              585,000          Form 3       25-Sep-2000      10-Oct-2000       24-Oct-2000
       Option Acquisition              25,000          Form 4       25-Sep-2000      10-Oct-2000       15-May-2001
       Annual Statement               610,000          Form 5                        14-Feb-2001       15-May-2001

Item 10. Executive Compensation.

      Our Company was inactive and had no paid employees in 1998 and 1999. The following sets forth all forms of compensation we paid our executive officers during the year ended December 31, 2000. No executive officer of our company received cash compensation that exceeded $100,000 during the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE


     1. We issued 180,000 shares of common stock to Ms. Fonner during the year ended December 31, 2000 as compensation under an administrative services agreement. In connection therewith, we amortized $81,100 in non-cash compensation during the current year and will amortize an additional $81,100 in 2001.

     2. Ms. Fonner agreed to assign 20,000 shares of common stock to Mr. Kraft as compensation for his services as our Interim Chief Financial Officer during the period ended December 31, 2000. Accordingly, $17,800 in non-cash compensation has been allocated to Mr. Kraft and the balance has been allocated to Ms. Fonner.

CHIEF EXECUTIVE OFFICER COMPENSATION

      On March 15, 2001 we hired Mr. Primitivo Iglesias. Mr. Iglesias has been a member of our board of directors since March 15, 2001 and will become our president on May 15, 2001. Under the terms of his employment agreement, Mr. Iglesias will receive a base salary of $50,000 per year, which may be renegotiated after one year. Mr. Iglesias has been granted an option to purchase 200,000 shares of common stock at an exercise price of $.25 per share. This option vested immediately with respect to the first 100,000 shares and will vest with respect to the remaining shares on March 15, 2002. Once vested, the options held by Mr. Iglesias will be exercisable for a period of five years from the date of grant.

DIRECTOR COMPENSATION

      We do not currently pay any cash fees to our Directors, but we pay Directors' expenses in attending board meetings. During the year ended December 31, 2000, we reimbursed $2,302 in expenses to our Directors.

DIRECTORS' OPTION PLAN

     On September 22, 2000, certain consenting stockholders ratified the adoption of a Directors' Option Plan for the benefit of our non-employee directors. The plan provides for the annual grant of an option to purchase 25,000 shares of our common stock to each member of the Board of Directors who is not a full-time employee of our Company. The purpose of the plan is to encourage the service of our outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options will be granted to our non-employee directors each time (i) a new director is appointed to serve as a member of the Board until the next annual meeting of the stockholders, (ii) a new director is elected to the Board at an annual meeting of the stockholders, and (iii) an existing director is re-elected to the Board at an annual meeting of the stockholders. Options granted under the plan are subject to forfeiture if the holder resigns from the Board or is removed for cause before the date of the next annual meeting of the stockholders. Options granted under the plan become fully vested on the date of the first annual meeting of the stockholders following the date of grant. Options issued under the plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the plan are not transferable except by will or by operation of law. The total number of shares available for grant under the plan is 500,000. Of this initial authorization, options to purchase an aggregate of 100,000 shares at a price of $6 per share were granted to four non-employee members of the Board of Directors during the year ended December 31, 2000.

EMPLOYEES' INCENTIVE STOCK PLAN

      On September 22, 2000, certain consenting stockholders ratified the adoption of an incentive stock plan for the benefit of our employees. The plan will permit the grant of incentive equity awards covering up to 1,500,000 shares of common stock. The plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock and (v) stock bonuses (collectively, "Incentive Awards'). In addition, the plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. Full-time employees of the Company and its subsidiaries, including officers and employee directors, are eligible to participate in the plan. We believe the plan will give us the ability to emphasize equity-based compensation in structuring compensation packages for our employees. We also believe that an emphasis on equity-based compensation will yield the greatest benefit for our shareholders, as employee compensation will be directly dependent on the value of our stockholders' investments. As of May 4, 2001, no Incentive Awards have been granted under the plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following describes as of May 4, 2001, the beneficial ownership of our outstanding common stock of:

     o Each person known to us who beneficially owns more than 5% of the common stock

     o    Each of our Directors

     o    Each of our executive officers

     o    All of our executive officers and directors as a group

                                                  Amount and
                                                   Nature of
   Name and Address                               Beneficial           Percent
 of Beneficial Owner                               Ownership          of Class
==============================================================================
Primitivo Iglesias (1)(3)                          100,000             0.72%
Yifan He (1)                                     3,094,313            22.54%
Jeffery Wu (1)(4)(5)                             3,318,100            24.13%
Liming Yung (1)(4)(6)                            2,112,088            15.36%
Ahn Tran (1)(4)(7)                                 610,000             4.44%
Sally A. Fonner (2)(4)(8)                          253,115             1.84%
Executive Officers and Directors
as a Group (5 persons)                           9,487,616            68.12%

     (1)  41-60 Main Street, Suite 210, Flushing, Queens, New York 11355.

     (2)  1268 Bayshore Blvd., Dunedin, Florida 34698

     (3) Includes a presently exercisable option to purchase 100,000 shares of common stock at a price of $0.25 per share that was issued to Mr.
          Iglesias on March 15, 2001 in accordance with the terms of his employment agreement.

     (4) Options to purchase 25,000 shares of common stock at a price of $6 per share were issued to each of our four non-employee directors on September 25, 2000. The option granted to Ms. Fonner became exercisable on March 15, 2001 when she resigned from the board of directors to accommodate the appointment of Mr. Iglesias. The remaining 75,000 directors' options will become exercisable on the date of the annual meeting.

     (5) Includes 2,843,100 shares owned by Mr. Wu, 450,000 shares owned by Mr. Wu as custodian for his minor child, and 25,000 shares underlying options that Mr. Wu received pursuant to the Directors' Option Plan.

     (6) Includes 1,074,588 shares owned by Mr. Yung's wife Michelle Yung, 1,012,500 shares owned by Michelle Yung as custodian for their minor children, and 25,000 shares underlying options that Mr. Yung received pursuant to the Directors' Option Plan.

     (7) Includes 585,000 shares owned by Mr. Tran and 25,000 shares underlying options that Mr. Tran received pursuant to the Directors' Option Plan.

     (8) Includes 228,115 shares owned by Ms. Fonner and 25,000 shares underlying presently exercisable options that Ms. Fonner received pursuant to the Directors' Option Plan.

      Except as otherwise noted, each of these principal stockholders has sole voting and investment power for the shares each owns. We know of no arrangements that will result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.

      Our Board of Directors has adopted a policy that all of our affairs will be conducted by standards applicable to publicly-held corporations and that we will not enter into any transactions or loans between us and our officers, directors and 5% shareholders, unless the terms are no less favorable than we could obtain from independent, third parties, and that these types of transactions must be approved by our disinterested directors.

Smart Games Interactive, Inc. Before July 30, 2000

     On March 30, 2000, the board of directors of our company unanimously approved the sale of 15,000,000 shares of our $.0002 par value common stock ("Old Common") to Tobem Investments Limited ("Tobem") for $75,000 in cash. Concurrently, the board of directors appointed Tobem's nominee, Sally A. Fonner, to serve as a member of the board of directors until the next annual meeting of the stockholders. After appointing Ms. Fonner to the board of directors, all of the former directors of our company resigned and Ms. Fonner became the sole Director.

     On March 31, 2000, our company and Tobem entered into a Project Management Agreement (the "PMA") with Capston Network Company, a corporation owned by Ms. Fonner ("Capston"). Under the PMA, Capston was authorized to restructure our company as a "public shell" for the purpose of effecting a business combination with a suitable privately company. Capston was also authorized to negotiate the compromise of our debts, and to purchase additional shares of our Old Common for its own account if such necessary to provide sufficient cash for the settlement of our debts.

     Between March 30, 2000 and July 28, 2000, Capston and Ms. Fonner devoted substantial time and effort to negotiations with our creditors. As a result of these negotiations, our creditors agreed to accept aggregate cash payments of $88,107 in full and final settlement of all outstanding debts. During this same period, our company incurred aggregate operating expenses of $35,179, for an aggregate cash outflow of $123,286. Of this amount, $75,000 was paid from the cash contributed by Tobem. The $48,286 balance was paid by Capston and accounted for as a purchase of 3,500,000 shares of our Old Common. Except for the stock purchase transactions and the PMA, there were no material transactions between our company and any of our executive officers or directors during the year ended December 31, 1999 or the subsequent interim period ended July 30, 2000.

Yifan.com, Inc. Before July 30, 2000

      Yifan He created the Internet web site "yifan.com" in May 1997. In January 1999, in connection with the formation of Yifan, LLC, a New York limited liability company, Mr. He contributed all his right, title and interest in the yifan.com web site to Yifan LLC in exchange for membership interests. Over the next several months, Liming Yung and Jeffery Wu contributed approximately $145,300 in cash to the LLC in exchange for membership interests and eight other individuals, including Ahn Tran, contributed services in exchange for additional membership interests. At January 5, 2000, the membership interests in Yifan LLC were owned in the following percentages:

      Jeffery Wu                                                 31.865%
      Yifan He                                                   28.953%
      Liming Yung                                                25.014%
      Ahn Tran                                                    4.211%
      Employees and others (7 persons)                            9.958%

      In connection with the organization of Yifan.com, Inc., a New York corporation, in January 2000, the members of Yifan LLC contributed all their membership interests to Yifan.com in exchange for an aggregate of 4,750,000 shares of Yifan.com's common stock. On January 5, 2000, the common stock of Yifan.com was distributed to the former members of Yifan LLC as follows:

      Jeffery Wu                                               1,513,600
      Yifan He                                                 1,375,250
      Liming Yung                                              1,188,150
      Ahn Tran                                                   200,000
      Employees and others (7 persons)                           473,000

      In January 2000, Liming Yung transferred 225,000 shares to certain family members and others who do not share his residence, 513,150 shares to his wife and 450,000 shares to his wife, as custodian for their minor children under the New York Uniform Gifts to Minors Act. Mr. Yung's transferees subsequently exchanged their shares of Yifan.com common stock for the right to receive an aggregate of 2,655,338 shares of our Company's New Common. Mr. Yung has no legal or equitable interest in the shares transferred to family members who do not share his residence. For disclosure purposes, Mr. Yung is treated as the owner of all shares held by his wife and children. Notwithstanding the foregoing, Mr. Yung disclaims beneficial ownership of those shares.

      In January 2000, Jeffery Wu transferred 50,000 shares of Yifan.com common stock to certain of his key employees and 200,000 shares of Yifan.com common stock to his minor child under the New York Uniform Gifts to Minors Act. Mr. Wu has no legal or equitable interest in the shares transferred to his employee, but remains the custodian of the shares transferred to his child. Mr. Wu and his transferees subsequently exchanged their shares of Yifan.com common stock for the right to receive 3,405,600 shares of our Company's common stock. Since Mr. Wu remains the custodian of 450,000 shares held for the benefit of his child, Mr. Wu is treated as the beneficial owner those shares for disclosure purposes. Notwithstanding the foregoing, Mr. Wu disclaims beneficial ownership of the 450,000 shares he holds as custodian for his child.

      Between December 21, 1999 and July 31, 2000 Yifan.com received and accepted subscriptions to purchase 581,000 shares of common stock at a price of $2 per share, including 60,000 shares purchased by Mr. Tran. The aggregate net proceeds of the offering were approximately $1,162,000. The offering was conducted as a private placement and all of the subscriptions were received from suitable investors who had a pre-existing relationship with Yifan.com or its officers and directors.

      When the prior issuances of stock by Yifan.com were aggregated with the subscriptions received in the private placement transactions, it was discovered that Yifan.com had accepted subscriptions for 331,000 more shares than were authorized by its Articles of Incorporation. Yifan.com was in the process of amending its Articles of Incorporation on July 30, 2000 but had not yet done so. Accordingly, the agreements relating to our business combination with Yifan.com treat the excess subscriptions as representing rights to receive shares of Yifan.com common stock on the effective date of a pending amendment to Yifan.com's Articles of Incorporation and provide for the exchange of such rights for the right to receive shares of our common stock.

Business Combination and Subsequent Transactions

     On July 27, 2000, Tobem and Capston executed written consents to a proposed amendment to our Certificate of Incorporation (the "Amendment"). The Amendment was a negotiated element of the business combination transaction described below. This amendment (a) implemented a 1 for 40 reverse split of our Old Common and (b) increased our authorized capitalization to 100,000,000 shares of $0.008 par value common stock ("New Common") and 10,000,000 shares of $0.008 par value preferred stock ("New Preferred"). The amendment became effective on September 25, 2000.

      On July 30, 2000, the stockholders of Yifan.com contributed 5,000,000 shares of Yifan common to our company in exchange for the right to receive 11,250,000 shares of New Common on the effective date of the amendment. Concurrently, the persons who had subscribed for, but not yet received, an additional 331,000 shares of Yifan common contributed their subscription rights to the Company in exchange for the right to receive 744,750 shares of New Common on the effective date of the amendment. These shares were ultimately issued on September 25, 2000 in accordance with the applicable agreements.

      In July 2000, Yifan.com entered into an agreement with its legal counsel that provided for the issuance of 360,000 shares of New Common, valued at $0.89 per share, as compensation for legal services to be rendered on behalf of our company during the first year after the closing of the Yifan Transaction. The agreement specified the services to be performed by such counsel and provided for partial reimbursement of any fees that our company is required to pay to other law firms during its term. We recognized non-cash compensation expense of $160,200 in connection with this agreement in the year ended December 31, 2000 and will recognize the $160,200 balance during the first two quarters of 2001.

      On August 1, 2000, Ms. Fonner agreed to serve as our company's manager of administrative affairs for a one-year term commencing on August 1, 2000. In this capacity, Ms. Fonner will manage, operate and maintain all required internal accounting and external financial reporting systems on behalf of our company until such operations have expanded to a point where it is economically feasible for our company to retain its own in-house accounting and financial reporting staff. Ms. Fonner will also manage the preparation and filing of all required reports and registration statements with the SEC, the NASD and other regulatory authorities, and manage all of our company's relationships with its transfer agents, financial printers, public relations firms and investor communications firms. Under the terms of her employment agreement, Ms. Fonner is obligated to pay all expenses associated with the operation and maintenance of her office, including the cost of any required support staff, and our company will have no obligation to make any contribution to such costs. Ms. Fonner's sole compensation will be 180,000 shares of New Common that were issued to her on the effective date of the Amendment. Under the terms of her Employment Agreement, Ms. Fonner is not required to devote to devote full-time to our company's affairs and will only devote such time as may be reasonably required under the circumstances.

      Jeff Craft, a full-time employee of Capston, served as our company's Interim Chief Financial Officer until December 31, 2000. Mr. Kraft's salary was paid by Capston and he did not receive any cash compensation from the Company in connection with his services as Interim Chief Financial Officer. Nevertheless, Capston has transferred 20,000 shares of New Common to Mr. Kraft as compensation for his services to the Company. The Company has no obligation with respect to the arrangement between Capston and Mr. Kraft.

     Capston received a $350,000 merger and acquisition fee from Yifan.com in connection with the business combination transaction. Capston agreed to refund this merger and acquisition fee if, on the first anniversary of the business combination transaction:

     (a) the New Common is listed on the Nasdaq Stock Market or a national securities exchange; and

     (b) the average closing bid price of the New Common has been at least $10 per share for a period of 45 consecutive trading days.

     Since the company does not currently qualify for a Nasdaq listing and the stock price is significantly below $10 per share, the company is not expected to satisfy the conditions of the refund agreement.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

      None.

Reports on Form 8-K

      None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2001
                                          Yifan Communications, Inc.


                                        By:             /s/
                                            ----------------------------
                                          Yifan He, Principal Executive
                                          Officer,
                                          Principal Financial Officer,
                                          Principal Accounting Officer and
                                          Director



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By:             /s/
                                            ----------------------------
                                          Yifan He, Director
                                          Dated: May 7, 2001


                                        By:             /s/
                                            ----------------------------
                                          Jeffery Wu, Director
                                          Dated: May 7, 2001


                                        By:             /s/
                                            ----------------------------
                                          Liming Yung, Director
                                          Dated: May 7, 2001


                                        By:             /s/
                                            ----------------------------
                                          Ahn Tran, Director
                                          Dated: May 7, 2001