Form 10QSB
period 2001-03-31
YIFAN COMMUNICATIONS INC
filed 2001-05-17
CIK 915766

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     On April 14, 2000, the issuer had a total of 13,726,951 shares of common stock, $0.008 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (Check One):

     Yes [_]  No [X]

                                TABLE OF CONTENTS

Part I   Financial Information

Item 1   Financial Statements

         Consolidated Balance Sheets                                    3

         Consolidated Statement of Operation for the Three-Month
         Periods ended March 31, 2001 and 2000                          4

         Consolidated Statement of Cash Flow for the Three-Month
         Periods ended March 31, 2001 and 2000                          5

         Notes to Consolidated Financial Statements                     6

         Pro Forma Statement of Operations for the Three-Month
         Period ended March 31, 2000                                    8

Item 2 Plan of Operations                                               9

Part II  Other Information
         Item 1 Legal Proceedings                                      10
         Item 2 Changes in Securities                                  10
         Item 3 Default upon Senior Securities                         10
         Item 4 Submission of Matters to a Vote of Security Holders    10
         Item 5 Other Information                                      10
         Item 6 Reports of Form 8 - K                                  10

         Signatures                                                    11

Part I   Financial Information

Item 1   Financial Statements

                           Yifan Communications, Inc.
                           Consolidated Balance Sheet

                                               March 31, 2001 December 31, 2000
                                    ASSETS       (Unaudited)
Current Assets

   Cash in banks ...........................      $   113,243       $   303,376
   Accounts receivable .....................           89,748            54,830
   Prepaid expenses ........................          123,488           240,815
                                                  -----------       -----------

Total Current Assets .......................          326,478           599,021
                                                  -----------       -----------

Fixed Assets

   Computer and software equipment .........           91,029            85,878
   Accumulated depreciation ................          (15,406)          (11,906)
                                                  -----------       -----------

Total Fixed Assets .........................           75,623            73,972
                                                  -----------       -----------

Other Assets

   Capitalized Software ....................          597,583           534,799
   Goodwill ................................          937,000           922,500
                                                  -----------       -----------

Total other assets .........................        1,536,583         1,457,299
                                                  -----------       -----------

Total assets ...............................      $ 1,938,683       $ 2,130,292
                                                  ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable ..............................   $    33,539    $    97,468
   Wages payable .................................        13,000         13,000
                                                     -----------    -----------

Total Current Liabilities ........................        46,539        110,468

Long Term Liabilities ............................             0              0
                                                     -----------    -----------

Total liabilities ................................        46,539        110,468
                                                     -----------    -----------

Stockholders Equity

Common Stock, $.008 par value,
   Authorized 100,000,000 shares,
     Issued and outstanding 13,726,951 shares ....       109,815        109,815
Additional paid-in capital .......................     2,246,391      2,246,391
Retained earnings ................................      (464,060)      (336,382)
                                                     -----------    -----------
Total Stockholders' Equity .......................   $ 1,892,145    $ 2,019,824
                                                     -----------    -----------

Total Liabilities and Equity .....................   $ 1,938,683    $ 2,130,292
                                                     ===========    ===========


  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                   Consolidated Statement of Income (Loss)

                                                        Three-Months Ended
                                               March 31, 2001     March 31, 2000
Income
   Merchandise Sales .....................      $    152,667
   Less: Cost of Goods Sold ..............           145,679
                                                                   ------------

   Gross Margin on Merchandise Sales .....             6,988
   Advertising Revenue ...................            12,283
                                                                   ------------

Gross Profit .............................            19,271

Operating Expenses
   Administrative Expenses ...............            41,833       $        300
   Professional Fees .....................            80,101
   Consulting services ...................             8,640
   Network Expenses ......................             7,838
   Advertising ...........................             1,598
                                                                   ------------
   Auto Expense ..........................             1,545
   Telephone expenses ....................             1,066
   Rent ..................................               677
   Travel & Entertainment ................               418
   Shipping and Freight ..................               613                  0
                                                ------------       ------------

Total Operating Expense ..................           144,320       $        300
                                                                   ------------

Net Operating Income (Loss) ..............      ($   125,049)      ($       300)
                                                                   ------------

   Total Taxes ...........................                 0                  0
                                                ------------       ------------

Net Income (loss) after taxes ............      ($   125,049)      ($       300)
                                                ------------       ------------

Other deductions
   Depreciation ..........................             3,500              1,042
                                                ------------       ------------

Total other deductions ...................             3,500              1,042
                                                ------------       ------------

Other Income
   Interest income .......................               869
                                                                   ------------

Net Income (loss) for the period .........      ($   127,680)      ($     1,342)
                                                ============       ============

Net Income (loss) per common share .......      ($       .01)      ($       .00)
                                                ============       ============

Weighted average number of common
  shares outstanding .....................        13,726,951            316,206
                                                ============       ============








  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                      Consolidated Statement of Cash Flows

                                                        Three-Months Ended
                                                   March 31, 2001 March 31, 2000
Cash flow from operating activities
   Net income (loss) .............................     ($127,680)     ($  1,342)

Adjustments to reconcile net income to
   net cash provided by operating activities

   Depreciation and amortization .................         3,500          1,042
   (Increase) decrease in accounts receivable ....       (34,918)
   (Increase) decrease in prepaid expenses .......       117,327
    (Increase) decrease in other assets ..........       (79,284)
   Increase (decrease) in current liabilities ....       (63,929)           300

Total adjustments ................................       (57,304)         1,342
                                                       ---------      ---------

Net cash provided (used) by operating activities .     ($184,984)     $       0
                                                       ---------      ---------

Cash flows from investing activities

   Cash purchases of equipment ...................        (5,151)
                                                                      ---------

Net cash provided (used) by investing activities .        (5,151)
                                                                      ---------

Net increase (decrease) in cash ..................      (190,135)
Cash at beginning of period ......................       303,376              0
                                                       ---------      ---------

Cash at end of period ............................     $ 113,241      $       0
                                                       =========      ---------























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


2     Basis Of Presentation

(a)   Interim Financial Statements.

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

(b)   Intervening Business Combination Transaction.

     Operating results for the three-month period ended March 31, 2001 are not fairly comparable with the operating results for the three-month period ended March 31, 2000 because of an intervening business combination transaction that closed on July 30, 2000. In connection with this business combination the Company acquired all of the issued and outstanding stock of Yifan.com, Inc. in exchange for newly issued shares of the Company's common stock. For further information on this business combination transaction, refer to the financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 1O-KSB filed on May 14, 2000.

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

 (c)  Revenue recognition

     During the three-month period ended March 31, 2001, the Company realized approximately $12,283 in advertising revenue and approximately $152,667 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $7,000 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

     In future periods, the Company expects to generate revenues from a variety of sources including:

o Retail sales from its yifanmall.com web site o Wholesale grocery sales from its grocer2grocer web site o Web solutions including software sales and web site development, o Hosting and maintenance service fees, and o Advertising service fees..

 (d)  Non-cash compensation and legal fees

     During 2000, the Company issued 180,000 shares of Common Stock as compensation under an administrative services agreement and 360,000 shares of Common Stock as compensation under a legal services agreement. For accounting purposes, all such transactions were recorded at a value of $.89 per share. A total of $120,150 in non-cash administrative and legal fees were charged to expense during the three-month period ended March 31, 2001. The $120,150 balance will be charged to expense during the three-month period ended June 30, 2001.

(e)   Net loss per share

     Net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.

4.     Concentration of Risks

     During the three-month period ended March 31, 2001, the Company generated approximately $12,300 in advertising revenue from a contract with DoubleClick, Inc. It also generated approximately $152,700 in revenue from merchandising transactions.

     Since the Company's advertising and merchandising activities did not commence until the fourth quarter of the year ended December 31, 2000, it is impossible to predict whether there will be significant concentrations of risk in future periods. The Company expects the revenue from its DoubleClick contract to comprise the bulk of its advertising revenue until additional advertising sponsorships can be negotiated. The Company does not anticipate a limited customer base for its future merchandising activities.

5     Unaudited Pro Forma Statement of Operations for the three-month period ended March 31, 2000


                            YIFAN COMMUNICATIONS INC
                 UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999


                                         Historical
                                         Yifan.Com       Yifan         Combined
                                            Inc.     Communications    Companies
Revenues ..........................      $      0       $      0       $      0

Operating Expenses ................        29,617
General And Administrative ........           664            300            964
Depreciation And Amortization .....         2,225          1,042          3,267
                                         --------       --------       --------
Operating Income (Loss) ...........       (32,547)        (1,342)       (33,889)
Other Income (Expenses) ...........            11             11
Net Income (Loss) .................      ($32,547)      ($ 1,342)      ($33,878)

(a)   Basis of presentation

The unaudited pro forma statement of operations for the three-month period ended March 31, 2001 is presented as if the Yifan acquisition occurred at the beginning of the period. The unaudited pro forma statement of operations may not necessarily be indicative of the results which would actually have occurred if the Yifan acquisition had been in effect on the date or for the period indicated or which may result in the future.

(b)   Description of Yifan acquisition

On July 30, 2000, the Company entered into a business combination agreement Yifan.com, inc., a New York corporation, and all its stockholders. In connection With this agreement:

(a) The Company affected a 1 for 40 reverse split of its common stock and increased its authorized capital;

(b) The stockholders of Yifan.com, Inc. contributed all of their interest in Yifan.com, Inc. to the Company solely in exchange for 11,994,750 shares of post-reverse split common stock;

(c) The company issued 179,921 shares of post-reverse split common stock to certain finders who assisted in the negotiation of the transaction;

Item 2. Plan of Operations.

Prior Operations of Smart Games Interactive

     Yifan Communications, Inc. (the "Company") was previously known as Smart Games Interactive, Inc. ("Smart Games"). In 1998, Smart Games liquidated substantially all its inventories and other operating assets and used the proceeds to reduce its' outstanding liabilities. At December 31, 1998, Smart Games had no material assets and substantial unpaid liabilities. Smart Games did not generate any revenues in 1999 or the first 7 months of 2000.

     In connection with the implementation of a restructuring plan, Smart Games sold 15,000,000 shares of its $.0002 par value common stock ("Old Common") to Tobem Investments, Ltd. for $75,000 in cash on March 31, 2000. Smart Games then commenced discussions to negotiate settlement its' debts. As a result of these negotiations, Smart Games creditors ultimately agreed to accept aggregate cash payments of $88,107 in full and final settlement of all outstanding debts. Immediately prior to the closing of the Yifan Transaction, Smart Games had no ongoing operations, no material assets and no material liabilities.

Results of Operations.

     At March 31, 2000, Yifan.com had $588,240 in total assets, including $104,617 in cash, $42,703 in equipment and $440,919 in capitalized software development costs. At that date, Yifan.com had $5,353 in liabilities and net stockholders' equity of $582,887.

     At December 31, 2000, we had $2,130,292 in total assets, including $303,376 in cash, $295,645 in accounts receivable and prepaid expenses, $73,792 in equipment, $534,799 in capitalized software development costs and $922,500 in investments and goodwill. At that date, we had $110,468 in current liabilities., resulting in a net stockholders' equity of $2,019,824.

     At March 31, 2001, we had $1,938,683 in total assets, including $113,243 in cash, $213,236 in accounts receivable and prepaid expenses, $75,623 in equipment, $599,583 in capitalized software development costs and $937,000 in investments and goodwill. At that date, we had $46,539 in current liabilities., resulting in a net stockholders' equity of $1,892,145.

     We have never generated revenues from web hosting, software sales or business services. During the three-month period ended March 31, 2000, we generated $12,283 in advertising revenue from our contract with DoubleClick and $152,667 in revenue from merchandising transactions. After deducting the associated cost of goods sold, our merchandising activities contributed approximately $7,000 in gross profit. We expect that revenue from our contract with DoubleClick will constitute the bulk of our advertising revenue until additional sponsorships can be negotiated. We do not anticipate a limited customer base for our grocery diversion activities.

     We incurred a net loss of $127,680 during the three-month period ended March 31, 2001. After adjusting for $120,150 in non-cash compensation expense and $3,500 in non-cash depreciation expense, our EBITDA for the three-month period ended March 31, 2001 was ($4,030). During the three-month period ended March 31, 2001, we invested $5,101 in new equipment and approximately $65,000 in software development.

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

      At March 31, 2001, we had $1,892,145 in stockholders' equity and $279,940 in net current assets. We believe our net current assets will be adequate to provide for our operating and capital expenses for a period of not more than three months from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

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

      None

Item 3   Defaults Upon Senior Securities

      None

Item 4   Submission of Matters to a Vote of Security Holders

      None

Item 5   Other Information

      On March 15, 2001 we hired Mr. Primitivo Iglesias. Mr. Iglesias has served as a member of our board of directors since March 15, 2001 and will become our president and chief executive officer on May 15, 2001.

      Ms. Sally A. Fonner served as a member of our board of directors until March 15, 2001, when she voluntarily resigned her position on the board to accommodate the appointment of Mr. Iglesias. Ms. Fonner's resignation was not based on any disagreement with the Company on any matter relating to the Company's operations, policies or practices and she will continue to serve as our manager of administrative affairs until July 31, 2001.

Item 6   Reports on Form 8-K

      None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2001
                                          Yifan Communications, Inc.



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