Form 10QSB
period 2001-06-30
YIFAN COMMUNICATIONS INC
filed 2001-09-19
CIK 915766

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

      On September 7, 2001, the issuer had a total of 13,726,951 shares of common stock, $0.008 par value, issued and outstanding.

      Transitional Small Business Disclosure Format (Check One):

           Yes                    No  X


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


Part I   Financial Information

Item 1   Financial Statements

                          Yifan Communications, Inc.
                          Consolidated Balance Sheet

                                                                          June 30, 2001      December 31, 2000
                                                       ASSETS              (Unaudited)
Current Assets
    Cash in banks                                                           $ 140,523            $ 303,376
    Accounts receivable                                                         7,850               54,830
    Prepaid expenses                                                            3,753              240,815

Total Current Assets                                                          152,127              599,021

Fixed Assets

    Computer and software equipment                                            91,029               85,878
    Accumulated depreciation                                                 ( 20,969)            ( 11,906)

Total Fixed Assets                                                             70,059               73,972

Other Assets

    Capitalized software                                                      635,881              534,799
    Goodwill                                                                  937,000              922,500

Total Other Assets                                                          1,572,881            1,457,299

Total Assets                                                               $1,795,066           $2,130,292

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

    Accounts payable                                                          $ 5,099             $ 97,468
    Wages payable                                                               9,675               13,000

Total Current Liabilities                                                      14,775              110,468

Long Term Liabilities                                                               0                    0

Total liabilities                                                              14,755              110,468

Stockholders Equity

Common Stock, $.008 par value,
    authorized 100,000,000 shares,
       issued and outstanding 13,726,951 shares                               109,815              109,815
Additional paid-in capital                                                  2,246,391            2,246,391
Retained earnings                                                           ( 575,914)           ( 336,382)

Total Stockholders' Equity                                                 $1,780,292           $2,019,824

Total Liabilities and Equity                                               $1,795,066           $2,130,292


 The accompanying notes are an integral part of these financial statements.

                      Yifan Communications, Inc.
                Consolidated Statement of Income (Loss)

                                                     Three-months Ended                      Six-months Ended
                                               June 30, 2001     June 30, 2000         June 30, 2001    June 30, 2000

Net sales                                         $364,955               --              $529,904               --
Cost of goods sold                                 319,756               --               465,435               --
Gross profit                                        45,199               --                64,469               --

Selling, general & administrative                  151,458            4,247               294,909             8,815
Research and development                                --               --                    --                --

Loss from operations                             ($106,259)         ($4,247)            ($230,440)          ($8,815)

Depreciation and amortization                        5,594               --                 9,094               --

Loss before extraordinary item                   ($111,853)         ($4,247)            ($239,534)          ($8,815)

Extraordinary item                                      --          197,970                    --           197,970

Net Income (loss) for the period                 ($111,853)        $193,723             ($239,534)         $189,155

Net Income (loss) per common share
    before extraordinary item                      ($0.01)           ($0.01)               ($0.02)          ($0.02)

Net income (loss) per common share                 ($0.01)            $0.38                ($0.02)           $0.38

Shares used in calculation of
     Net income (loss) per Share                13,726,951          503,581            13,726,951           503,581














 The accompanying notes are an integral part of these financial statements.

                      Yifan Communications, Inc.
                 Consolidated Statement of Cash Flows

                                                                                  Six-months Ended

                                                                           June 30, 2001        June 30, 2000
Cash flow from operating activities
    Net income (loss)                                                        ($239,534)           $189,155

Adjustments to reconcile net income to
    net cash provided (used) by operating activities
    Depreciation and amortization                                                9,064               1,288
    (Increase) decrease in accounts receivable                                  46,980
    (Increase) decrease in prepaid expenses and other current assets           237,062
    Increase (decrease) in accounts payable and other current liabilities      (95,693)           (237,970)
    Increase (decrease) in notes payable                                            --             (14,000)

Net adjustments to reconcile net income to
    net cash provided (used) by operating activities                           197,413            (250,682)

Net cash provided (used) by operating activities                              ($42,121)           ($61,527)

Cash flows from investing activities

    Cash purchases of equipment                                                 (5,150)
    Capitalized software development                                          (101,082)
    Acquisition                                                                (14,500)                 --

Net cash provided (used) by investing activities                              (120,732)                 --

Cash flows from financing activities

    Proceeds from issuance of stock                                                 --              75,000

Net cash provided (used) by financing activities                                    --              75,000


Net increase (decrease) in cash                                               (162,853)             13,473
Cash at beginning of period                                                    303,376                  --

Cash at end of period                                                         $140,523             $13,473






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

(b)   Intervening Business Combination Transaction.

     Operating results for the three- and six-month periods ended June 30, 2001 are not fairly comparable with the operating results for the three- and six-month periods ended June 30, 2000 because of an intervening business combination transaction that closed on July 30, 2000. In connection with this business combination the Company acquired all of the issued and outstanding stock of Yifan.com, Inc. in exchange for newly issued shares of the Company's common stock. For further information on this business combination transaction, refer to the financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB.

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

      The balance sheet reflects the financial position of the Company as of June 30, 2001 and December 31, 2000. The related statements of operations, cash flow and stockholders' equity reflect the operations of the Company for the three- and six-month periods ended June 30, 2001.


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

 (c)  Revenue recognition

     During the three-month period ended June 30, 2001, the Company realized $6,184 in advertising revenue, $4,950 in revenue from website design services and $353,821 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $34,065 in gross profit during the three-months ended June 30, 2001.

     During the six-month period ended June 30, 2001, the Company realized $18,467 in advertising revenue, $4,950 in revenue from website design services and $506,588 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $41,053 in gross profit during the six-months ended June 30, 2001.

     Advertising revenues and revenue from website design services are recognized when earned and merchandising revenues are recognized when the products are shipped to the purchaser.

     In future periods, the Company expects to generate revenues from a variety of sources including:

o     Retail sales from its yifanmall.com web site
o     Wholesale grocery sales from its grocer2grocer web site
o     Web solutions including software sales and web site development,
o     Hosting and maintenance service fees, and
o     Advertising service fees.

 (d)  Non-cash compensation and legal fees

     During 2000, the Company issued 180,000 shares of Common Stock as compensation under an administrative services agreement and 360,000 shares of Common Stock as compensation under a legal services agreement. For accounting purposes, all such transactions were recorded at a value of $.89 per share. Non-cash administrative and legal fees of $120,150 were charged to expense during the three-month period ended June 30, 2001. Non-cash administrative and legal fees of $240,300 were charged to expense during the six-month period ended June 30, 2001. The Company does not anticipate significant non-cash expenses for administrative and legal fees in future periods.

(e)   Net loss per share

     Net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period. For presentation purposes, the number of shares outstanding during the period ended June 30, 2001 has been restated to give retroactive effect to a 1 for 40 reverse stock split effected in September 2000.

4.     Concentration of Risks

     During the three-month period ended June 30, 2001, the Company generated approximately $6,184 in advertising revenue, as compared with approximately 12,283 in advertising revenue for the preceding three-months. The decline in advertising revenue for the three-months ended June 30, 2001 is primarily attributable to the Company's termination of a its with Double-Click, Inc. and the transition to a new contract with 24/7 Media, Inc.


                          Yifan Communications, Inc.
                  Notes to Consolidated Financial Statements

4.     Concentration of Risks --continued

     During the three-month period ended June 30, 2001, the Company generated approximately $353,821 in merchandising revenue, as compared with $152,667 in merchandising revenue for the preceding three-months.

     Since the Company's advertising and merchandising activities did not commence until the fourth quarter of the year ended December 31, 2000, it is impossible to predict whether there will be significant concentrations of risk in future periods. The Company expects the revenue from its 24/7 Media contract to comprise the bulk of its advertising revenue until additional advertising sponsorships can be negotiated. The Company does not anticipate a limited customer base for its future merchandising activities.

5     Unaudited Pro Forma Statement of Operations for the six-months ended
June 30, 2000


                           YIFAN COMMUNICATIONS INC
                 UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                        SIX MONTHS ENDED June 30, 2000

                                         Historical
                                    Yifan.com  Smart Games        Combined
                                      Inc.     Interactive        Companies
Revenues                               $ 0         $ 0               $ 0

General and Administrative          51,334       8,815            60,149
Operating Income (Loss)            (51,334)    ( 8,815)         ( 60,149)

Extraordinary Item                      --     197,970           197,970
Net Income (Loss)                 ($51,334)   $189,155          $137,821

(a)   Basis of presentation

The unaudited pro forma statement of operations for the six-months ended June 30, 2001 is presented as if the Yifan acquisition occurred at the beginning of the period. The unaudited pro forma statement of operations may not necessarily be indicative of the results which would actually have occurred if the Yifan acquisition had been in effect on the date or for the period indicated or which may result in the future.

(b)   Description of Yifan acquisition

On July 30, 2000, the Company entered into a business combination agreement Yifan.com, inc., a New York corporation, and all its stockholders. In connection With this agreement:

   (i) The Company affected a 1 for 40 reverse split of its common stock and increased its authorized capital;

   (ii) The stockholders of Yifan.com, Inc. contributed all of their interest in Yifan.com, Inc. to the Company solely in exchange for 11,994,750 shares of post-reverse split common stock;

   (iii) The company issued 179,921 shares of post-reverse split common stock to certain finders who assisted in the negotiation of the transaction;


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

Liquidity and Capital Resources

     At June 30, 2000, Yifan.com had $989,278 in total assets, including $366,185 in cash, $40,154 in equipment, $432,939 in capitalized software development costs and $150,000 in goodwill. At that date, Yifan.com had $3,793 in liabilities and net stockholders' equity of $985,485.

     At December  31,  2000,  we had  $2,130,292  in total  assets,  including
$303,376 in cash, $295,645 in accounts receivable and prepaid expenses, $73,792 in equipment, $534,799 in capitalized software development costs and $922,500 in investments and goodwill. At that date, we had $110,468 in current liabilities., resulting in a net stockholders' equity of $2,019,824.

     At June 30, 2001, we had $1,795,066 in total assets, including $140,523 in cash, $11,603 in accounts receivable and prepaid expenses, $70,059 in equipment, $635,881 in capitalized software development costs and $937,000 in investments and goodwill. At that date, we had $14,775 in current liabilities., resulting in a net stockholders' equity of $1,780,292.

Results of Operations

     Overview. During the six-month period ended June 30, 2001, we realized $18,467 in advertising revenue, $4,950 in revenue from website design services and $506,588 in revenue from merchandising transactions. After deducting the associated cost of goods sold, our merchandising activities contributed approximately $41,053 in gross profit during the six-months ended June 30, 2001.

     We incurred a net loss of $239,534 during the six-month period ended June 30, 2001. After adjusting for $240,300 in non-cash compensation expense and $9,094 in non-cash depreciation expense, our EBITDA for the six-month period ended June 30, 2001 was $9,860. During the six-month period ended June 30, 2001, we invested $5,151 in new equipment and approximately $101,100 in software development.

     In future periods, we expect to generate revenues from a variety of sources including:

o     Retail sales from our yifanmall.com web site
o     Wholesale grocery sales from our grocer2grocer web site
o     Web solutions including software sales and website development,
o     Hosting and maintenance service fees, and
o     Advertising service fees.

     Advertising activities. During the fourth quarter of 2000, we realized $13,183 in advertising revenue under a contract with Double-Click. During the first quarter of 2000, our revenue under the Double-Click contract was $12,283. During the second quarter of 2000, we terminated our contract with Double-Click and entered into a new agreement with 24/7 Media, Inc. As a result, our advertising revenue during the second quarter of 2001 declined to $6,184. We believe this decline in advertising revenue is solely attributable to the transition from Double-Click to 24/7 Media and that our advertising revenue in future periods will be greater under the 24/7 Media agreement than they were under the Double-Click contract. We expect that revenue from our contract with 24/7 Media will constitute the bulk of our advertising revenue until additional sponsorships can be negotiated.

     Merchandising activities. During the fourth quarter of the year ended December 31, 2000, we generated $102,998 in revenue from merchandising activities and after deducting the associated cost of goods sold, our merchandising activities contributed approximately $6,000 in gross profit. During the first quarter of 2001, our revenue from merchandising activities increased to $152,667 and our gross profit from merchandising activities increased to $7,000. During the second quarter of 2001, our revenue from merchandising activities increased to $353,821 and our gross profit from merchandising activities increased to $34,064. We do not anticipate a limited customer base for our merchandising activities.

     Website development activities. During the second quarter of 2001, our revenue from website development activities was $4,950. We expect our revenues from website development activities to increase in future periods and do not anticipate a limited customer base for these activities.

     Non-cash expenses. During 2000, we issued 180,000 shares of Common Stock as compensation under an administrative services agreement and 360,000 shares of Common Stock as compensation under a legal services agreement. For accounting purposes, all such transactions were recorded at a value of $.89 per share. Non-cash administrative and legal fees of $120,150 were charged to expense during the three-month period ended June 30, 2001. Non-cash administrative and legal fees of $240,300 were charged to expense during the six-month period ended June 30, 2001. We not anticipate significant non-cash expenses for administrative and legal fees in future periods.

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

      At June 30, 2001, we had $1,780,292 in stockholders' equity and $137,352 in net current assets. We believe our net current assets will be adequate to provide for our operating and capital expenses for a period of not more than three months from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

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

      Ms. Sally A. Fonner served as a member of our board of directors until March 15, 2001, when she voluntarily resigned her position on the board to accommodate the appointment of Mr. Iglesias. Ms. Fonner's resignation was not based on any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Item 6   Reports on Form 8-K

      None

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 10, 2001
                                          Yifan Communications, Inc.



                                        By:             /s/
                                          Yifan He, Principal Executive
                                          Officer,
                                          Principal Financial Officer,
                                          Principal Accounting Officer and
                                          Director