Form 10QSB
period 2001-09-30
YIFAN COMMUNICATIONS INC
filed 2001-12-12
CIK 915766

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

               Yes  [X]                               No [ ]

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         On December 10, 2001, the issuer had a total of 13,726,951 shares of common stock, $0.008 par value, issued and outstanding.

       Transitional Small Business Disclosure Format (Check One):

                 Yes [ ]                              No [X]

                                TABLE OF CONTENTS

Part I     Financial Information

Item 1     Financial Statements

           Consolidated Balance Sheets                                         3

           Consolidated Statement of Operation for the Three-Month
           Periods ended September 30, 2001 and 2000                           4

           Consolidated Statement of Cash Flow for the Three-Month
           Periods ended September 30, 2001 and 2000                           5

           Notes to Consolidated Financial Statements                          6

           Pro Forma Statement of Operations for the Three-Month
           Period ended June 30, 2000                                          8

Item 2     Plan of Operations                                                  9

Part II    Other Information

           Item 1 Legal Proceedings                                           11
           Item 2 Changes in Securities                                       11
           Item 3 Default upon Senior Securities                              11
           Item 4 Submission of Matters to a Vote of Security Holders         11
           Item 5 Other Information                                           11
           Item 6 Reports of Form 8 - K                                       11

           Signatures                                                         12

Part I        Financial Information

Item 1        Financial Statements

                           Yifan Communications, Inc.
                           Consolidated Balance Sheet

                                                  September 30,     December 31,
                                                      2001             2000
                                                  ------------      ------------
                                    ASSETS         (Unaudited)
Current Assets

    Cash in banks                                 $   145,100       $   303,376
    Accounts receivable                                 9,400            54,830
    Prepaid expenses                                    4,088           240,815
                                                  ------------      ------------

Total Current Assets                                  158,588           599,021
                                                  ------------      ------------

Fixed Assets

    Computer and software equipment                    91,028            85,878
    Accumulated depreciation                          (26,533)          (11,906)
                                                  ------------      ------------

Total Fixed Assets                                     64,495            73,972
                                                  ------------      ------------

Other Assets

    Capitalized software                              646,261           534,799
    Goodwill                                          937,000           922,500
                                                  ------------      ------------

Total Other Assets                                  1,583,261         1,457,299
                                                  ------------      ------------

Total Assets                                      $ 1,806,344       $ 2,130,292
                                                  ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                              $       390       $    97,468
    Wages payable                                      12,184            13,000
                                                  ------------      ------------

Total Current Liabilities                              12,574           110,468

Long Term Liabilities                                       0                 0
                                                  ------------      ------------

Total liabilities                                      12,574           110,468
                                                  ------------      ------------

Stockholders Equity

Common Stock, $.008 par value,
    authorized 100,000,000 shares,
       issued and outstanding 13,726,951 shares       109,815           109,815
Additional paid-in capital                          2,246,391         2,246,391
Retained earnings                                    (562,436)         (336,382)
                                                  ------------      ------------

Total Stockholders' Equity                        $ 1,793,770       $ 2,019,824
                                                  ------------      ------------

Total Liabilities and Equity                      $ 1,806,344       $ 2,130,292
                                                  ============      ============

   The accompanying notes are an integral part of these financial statements.


                                          Yifan Communications, Inc.
                                    Consolidated Statement of Income (Loss)

                                               Three-months Ended                    Nine-months Ended
                                        -------------------------------      --------------------------------
                                        Sept 30, 2001     Sept 30, 2000      Sept 30, 2001      Sept 30, 2000
                                        -------------     -------------      -------------      -------------
Net sales                               $    378,915                --       $    908,819                 --
Cost of goods sold                           330,559                --            795,993                 --
                                        -------------     -------------      -------------      -------------
Gross profit                                  48,356                --            112,826                 --

Selling, general & administrative             29,272           151,076            324,181            197,604
Research and development                          --                --                 --                 --
                                        -------------     -------------      -------------      -------------

Net Income(Loss) from operations        $     19,084      ($   151,076)      ($   211,355)      ($   197,604)

Depreciation and amortization                  5,564             4,471             14,627              9,276
                                        -------------     -------------      -------------      -------------

Net Income (Loss) before
            extraordinary item                13,521      ($   155,546)      ($   226,012)      ($   206,880)

Extraordinary item                                --                --                 --                 --
                                        -------------     -------------      -------------      -------------

Net Income (loss) for the period        $     13,521      ($   155,546)      ($   226,012)      ($   206,880)

Net Income (loss) per common share
    before extraordinary item           $       0.00      ($      0.31)      ($      0.02)      ($      0.41)

Net income (loss) per common share      $       0.00      ($      0.31)      ($      0.02)      ($      0.41)

Shares used in calculation of
     Net income (loss) per Share          13,726,951           503,581         13,726,951            503,581
                                        =============     =============      =============      =============


                  The accompanying notes are an integral part of these financial statements.


                                     Yifan Communications, Inc.
                                Consolidated Statement of Cash Flows

                                                                 Nine Months Ended
                                                                 -----------------
                                                           Sept 30, 2001     Sept 30, 2000
                                                           -------------     -------------
Cash flow from operating activities
    Net income (loss)                                      ($  226,012)      ($  203,738)

Adjustments to reconcile net income to
    net cash provided (used) by operating activities
    Depreciation and amortization                               14,627           128,726
    (Increase) decrease in accounts receivable                  45,430
    (Increase) decrease in prepaid expenses and other
                                  current assets               236,757        (1,204,496)
    Increase (decrease) in accounts payable and other
                                  current liabilities          (97,894)              (10)
    Increase (decrease) in notes payable                            --                --
                                                           ------------      ------------

Net adjustments to reconcile net income to
    net cash provided (used) by operating activities           198,920        (1,075,780)
                                                           ------------      ------------

Net cash provided (used) by operating activities           ($   27,163)      ($1,279,518)
                                                           ------------      ------------

Cash flows from investing activities

    Cash purchases of equipment                                 (5,150)
    Capitalized software development                          (111,462)
    Acquisition                                                (14,500)               --
                                                           ------------      ------------

Net cash provided (used) by investing activities              (131,112)               --
                                                           ------------      ------------

Cash flows from financing activities

    Proceeds from issuance of stock                                 --         1,558,782
                                                           ------------      ------------

Net cash provided (used) by financing activities                    --         1,558,782
                                                           ------------      ------------


Net increase (decrease) in cash                               (158,275)          280,264
Cash at beginning of period                                    303,376           139,141
                                                           ------------      ------------

Cash at end of period                                      $   145,101       $   419,405
                                                           ============      ============

             The accompanying notes are an integral part of these financial statements.

                           YIFAN COMMUNICATIONS, INC.
                   NOTES TO Consolidated FINANCIAL STATEMENTS

1.     Nature of Business
       ------------------

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

2.     Basis Of Presentation
       ---------------------

(a)    Interim Financial Statements.
       -----------------------------

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

(b)    Intervening Business Combination Transaction.
       ---------------------------------------------

       Operating results for the three- and nine-month periods ended September 30, 2001 are not fairly comparable with the operating results for the three- and nine-month periods ended September 30, 2000 because of an intervening business combination transaction that closed on July 30, 2000. In connection with this business combination the Company acquired all of the issued and outstanding stock of Yifan.com, Inc. in exchange for newly issued shares of the Company's common stock. For further information on this business combination transaction, refer to the financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB.

3.     Summary of Significant Accounting Policies
       ------------------------------------------

(a)    Reverse merger method of accounting
       -----------------------------------

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

       The balance sheet reflects the financial position of the Company as of September 30, 2001 and December 31, 2000. The related statements of operations, cash flow and stockholders' equity reflect the operations of the Company for the three- and nine-month periods ended September 30, 2001.

                           YIFAN COMMUNICATIONS, INC.
                   NOTES TO Consolidated FINANCIAL STATEMENTS

3.     Summary of Significant Accounting Policies--continued
       -----------------------------------------------------

 (b)   Use of estimates
       ----------------

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 (c)   Revenue recognition
       -------------------

       During the three-month period ended September 30, 2001, the Company realized $10,541 in advertising revenue, $26,314 in revenue from software sales and $342,060 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $48,356 in gross profit during the three-months ended September 30, 2001.

       During the nine-month period ended September 30, 2001, the Company realized $29,008 in advertising revenue, $31,264 in revenue from software sales and $848,547 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $112,826 in gross profit during the nine months ended September 30, 2001.

       Advertising revenues and revenue from software sales are recognized when earned, and merchandising revenues are recognized when the products are shipped to the purchaser.

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

       The company now serves more than 3 million page views per day from which revenue can be generated.

(d)    Non-cash compensation and legal fees
       ------------------------------------

       During 2000, the Company issued 180,000 shares of Common Stock as compensation under an administrative services agreement and 360,000 shares of Common Stock as compensation under a legal services agreement. For accounting purposes, all such transactions were recorded at a value of $.89 per share. Non-cash administrative and legal fees of $160,200 were charged to expense during the nine-month period ended September 30, 2001. Non-cash administrative and legal fees of $240,300 were charged to expense during the nine-month period ended September 30, 2001. The Company does not anticipate significant non-cash expenses for administrative and legal fees in future periods.

(e)    Net Income (loss) per share
       ---------------------------

       Net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period. For presentation purposes, the number of shares outstanding during the period ended June 30, 2001 has been restated to give retroactive effect to a 1 for 40 reverse stock split effected in September 2000. The company showed a net income for the first time in the quarter ending September 30, 2001.

4.      Concentration of Risks

       During the three-month period ended September 30, 2001, the Company generated approximately $10,542 in advertising revenue, as compared with approximately $6,184 in advertising revenue for the three-months ended June 30, 2001. Website advertisement income increased as a direct result of an increase in web traffic. The company now serves more than 3 million page views per day.

                           YIFAN COMMUNICATIONS, INC.
                   NOTES TO Consolidated FINANCIAL STATEMENTS

4.      Concentration of Risks --continued
        ----------------------------------

       During the three-month period ended September 30, 2001, the Company generated approximately $342,060 in merchandising revenue, as compared with $353,821 in merchandising revenue for the preceding three-months.

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

5.       Unaudited Pro Forma Statement of Operations for the six months ended
         --------------------------------------------------------------------
June 30, 2000
-------------


                            YIFAN COMMUNICATIONS INC
                   UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000

                                             Historical
                                      ---------------------------
                                      Yifan.com       Smart Games     Combined
                                        Inc.          Interactive     Companies
                                      ----------      ----------      ----------
Revenues                              $       0       $       0       $       0

General and Administrative               51,334           8,815          60,149
                                      ----------      ----------      ----------
Operating Income (Loss)                 (51,334)         (8,815)        (60,149)

Extraordinary Item                           --         197,970         197,970
                                      ----------      ----------      ----------
Net Income (Loss)                     ($ 51,334)      $ 189,155       $ 137,821


(a)    Basis of presentation
       ---------------------

       The unaudited pro forma statement of operations for the six months ended June 30, 2000 is presented as if the Yifan acquisition occurred at the beginning of the period. The unaudited pro forma statement of operations may not necessarily be indicative of the results which would actually have occurred if the Yifan acquisition had been in effect on the date or for the period indicated or which may result in the future.

(b)    Description of Yifan acquisition
       --------------------------------

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

Liquidity and Capital Resources

       On September 30, 2000, Yifan.com had $1,704,467 in total assets, including $419,405 in cash, $57,173 in equipment, $472,939 in capitalized software development costs and $397,500 in goodwill. At that date, Yifan.com had $0 in liabilities and net stockholders' equity of $1,707,467.

       On December 31, 2000, we had $2,130,292 in total assets, including $303,376 in cash, $295,645 in accounts receivable and prepaid expenses, $73,792 in equipment, $534,799 in capitalized software development costs and $922,500 in investments and goodwill. At that date, we had $110,468 in current liabilities., resulting in a net stockholders' equity of $2,019,824.

       On September 30, 2001, we had $1,806,344 in total assets, including $145,100 in cash, $13,488 in accounts receivable and prepaid expenses, $64,495 in equipment, $646,261 in capitalized software development costs and $937,000 in investments and goodwill. At that date, we had $12,574 in current liabilities., resulting in a net stockholders' equity of $1,793,770.

Results of Operations

       OVERVIEW. During the nine-month period ended September 30, 2001, we realized $29,008 in advertising revenue, $31,264 in revenue from product sales and $848,547 in revenue from merchandising transactions. After deducting the associated cost of goods sold, our merchandising activities contributed approximately $112,826 in gross profit during the nine months ended September 30, 2001.

       We incurred a net loss of $226,012 during the nine-month period ended September 30, 2001. After adjusting for $240,300 in non-cash compensation expense and $14,657 in non-cash depreciation expense, our EBITDA for the six-month period ended September 30, 2001 was $28,945. During the nine-month period ended September 30, 2001, we invested $5,151 in new equipment and approximately $101,100 in software development.

       In future periods, we expect to generate revenues from a variety of sources including:

       o      Retail sales from our yifanmall.com web site
       o      Wholesale grocery sales from our grocer2grocer web site
       o      Web solutions including software sales and website development,
       o      Hosting and maintenance service fees, and
       o      Advertising service fees.

       The company now serves more than 3 million page views per day from which revenue can be generated

       ADVERTISING ACTIVITIES. During the fourth quarter of 2000, we realized $13,183 in advertising revenue under a contract with Double-Click. During the first quarter of 2000, our revenue under the Double-Click contract was $12,283. During the second quarter of 2000, we terminated our contract with Double-Click and entered into a new agreement with 24/7 Media, Inc. As a result, our advertising revenue during the second quarter of 2001 declined to $6,184. We believe this decline in advertising revenue during the second quarter is solely attributable to the transition from Double-Click to 24/7 Media and that our advertising revenue in future periods will be greater under the 24/7 Media agreement than they were under the Double-Click contract. Advertising revenue increased in the third quarter due directly to an increase in web traffic. We expect that revenue from our contract with 24/7 Media will constitute the bulk of our advertising revenue until additional sponsorships can be negotiated.

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

       WEBSITE DEVELOPMENT ACTIVITIES. During third quarter of 2001, our revenue from website development activities was $26,313. Website advertisement income increased in the quarter ended September 30, 2001. This increase was caused directly by the increase in web traffic. The company currently serves more than 3 million page views per day. We expect our revenues from website development activities to increase in future periods and do not anticipate a limited customer base for these activities.

       NON-CASH EXPENSES. During 2000, we issued 180,000 shares of Common Stock as compensation under an administrative services agreement and 360,000 shares of Common Stock as compensation under a legal services agreement. For accounting purposes, all such transactions were recorded at a value of $.89 per share. Non-cash administrative and legal fees of $240,300 were charged to expense during the nine-month period ended September 30, 2001. We not anticipate significant non-cash expenses for administrative and legal fees in future periods.

Plan of Operations for Our Company

       The company showed a profit for the first time in the quarter ended September 30, 2001. We anticipate that our Company may incur operating losses in the foreseeable future due to a high level of planned operating and capital expenditures, increased sales and marketing costs, additional personnel costs, greater levels of product development and our overall expansion strategy. It is likely that our operating losses may increase in the future and we may never sustain profitability.

       At September 30, 2001, we had $1,793,770 in stockholders' equity and $146,014 in net current assets. We believe our net current assets will be adequate to provide for our operating and capital expenses for a period of not more than three months from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

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

       We have the authority to issue 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock without a vote of the stockholders. A total of 13,726,951 shares of Common Stock were issued and outstanding on December 31, 2000 and at the date of this Report.

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

       None

Item 3        Defaults Upon Senior Securities

       None

Item 4        Submission of Matters to a Vote of Security Holders

       None

Item 5        Other Information

       Mr. Primitivo Iglesias voluntarily resigned his position as president and chief executive officer on August 15, 2001. Mr. Yifan He has been appointed as our new President since then.

Item 6        Reports on Form 8-K

       None

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 10, 2001
                                          Yifan Communications, Inc.



                                       By: /s/ Yifan He
                                           -------------------------------------
                                          Yifan He, Principal Executive Officer,
                                          Principal Financial Officer, Principal
                                          Accounting Officer and Director