Form 10KSB
period 2001-12-31
YIFAN COMMUNICATIONS INC
filed 2002-05-02
CIK 915766

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Issuer's Telephone Number (718) 445-9843

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

     Yes [X]    No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The Issuer's revenue for the year ended December 31, 2001 was $1,227,685.

     Based on the average bid and asked price of the Issuer's Common Stock on April 21, 2002, as reported on the NASD's OTC Bulletin Board, the aggregate market value of the 4,587,451 shares of Common Stock held by non-affiliates was $688,118.

     On April 21, 2001, the Issuer had a total of 13,726, 951 shares of Common Stock issued and outstanding.

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

     Our Company subsequently issued 180,000 shares of Common Stock to Ms. Fonner as compensation under an administrative services agreement, 360,000 shares of Common Stock to our lawyers as compensation under a legal services agreement and 200,000 shares of Common Stock in connection with our acquisition of grocer2grocer.com. Taking all of the foregoing into account, there were 13,726,951 shares of Common Stock issued and outstanding at December 31, 2001 and at the date of this Report.

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

     o Remote Learning Products - facilitates Internet-based education programs in Chinese,

     o    Chinese language chat room software.

     By 1999, we had expanded our Portal network to four domains. In October 2000, we purchased the business plan and preliminary software source code for a proposed Internet web site that will provide members with a convenient and cost effective nationwide information clearinghouse for available grocery diversion transactions. In January 2001, we launched our first e-commerce site at www.yifanmall.com. Our second e-commerce site at www.grocer2grocer.com launched in early May. We presently serve 50,000 registered users and generate an average of two million page impressions per day. To date, we have grown our business with virtually no advertising or promotion, other than word of mouth. We are focusing our principal efforts on:

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

     In June 2001, we entered into another Internet advertising contract. This agreement with 247Media, Inc. authorizes 247Media to resell banner advertising space on certain of our web pages and provides for a per impression fee that increases as our number of impressions increases. During the year ended December 31, 2001, our total revenue from the 247Media contract was approximately $126,000. Since we are beginning to place banner advertising space on a larger number of web pages, we expect future advertising revenues to increase significantly.

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

Employees

     As of April 23, 2002, we had 3 full-time employees in the United States. We also employ a total of 12 consultants, including 7 consultants who telecommute from Hong Kong and the PRC. This staff supports our software and web site development efforts, and enables us to provide customized e-commerce solutions at a very attractive cost. None of our employees or consultants is represented under collective bargaining agreements. We consider our relations with our employees and consultants to be good.

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

      Our Company had approximately $186,000 in cash and accounts receivable at December 31, 2001. We believe these resources will be adequate to provide for our operating expenses for a period of six to twelve months from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

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

We have a history of losses and we anticipate future losses

     During the year ended December 31, 2000, we received $117,000 in revenue from grocery diversion activities, which resulted in a gross profit of approximately $20,000. For the year ended December 31, 2000, our company had a net loss of ($336,382), including $240,300 in non-cash expenses that were paid through the issuance of Common Stock. To date, all of our operating losses have been paid from capital..

     During the year ended December 31, 2001, we had a net loss of ($184,422) on revenues of $1,227,685 from grocery diversion activities. We anticipate that our Company will continue to incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures, increased sales and marketing costs, additional personnel costs, greater levels of product development and our overall expansion strategy. It is likely that our operating losses will increase in the future and we may never achieve or sustain profitability.

     The market for our outstanding shares is limited and the current market price of the Old Common bears no relationship to our assets, earnings or any other established criteria of value.

     The book value per share of our Common Stock was approximately $.13 per share at December 31, 2001. Since the completion of the Yifan Transaction, trading in our Common Stock has been limited and sporadic and the closing prices were $.12 bid and $.40 asked on April 25, 2002. These trading values bear no necessary relationship to our assets, earnings or any other established criteria of value. At this time an investment in our Company must be considered an investment based on the perceived value of our strategic plan and the track record of our officers and directors. None of these factors can be quantified.

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

We are subject to the SEC's Penny Stock Rules

     The SEC's "Penny Stock Rules" govern trading of our Common Stock. These rules apply to all Bulletin Board stocks that cost less than $5.00 per share and are issued by companies having less than $5,000,000 in net tangible assets. We have approximately $1,185,000 in net tangible assets and the market price of our Common Stock is currently $.12 bid and $.40 asked. Accordingly, there is no assurance that the Company will ever be exempt from the Penny Stock Rules. The Penny Stock Rules impose substantial sales practice burdens and requirements upon broker-dealers who sell such securities to persons other than established customers and accredited investors. Before effecting transactions covered by the Penny Stock Rules, a broker-dealer must make a special suitability determination for each purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the Penny Stock Rules may affect the ability of broker-dealers to effect market transactions in our Common Stock. The Penny Stock Rules may also affect the ability of persons now owning or subsequently acquiring our securities to resell such securities in any trading market that may develop. Such factors may have a material adverse impact on the market price of our Common Stock.

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

     During 2001, we generated revenues of $1,227,685 from our grocery diversion operations and after deducting the associated cost of goods sold, our gross profit in the year ended December 31, 2001 was $178,051.

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

     Sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our Common Stock and could materially impair our future ability to raise capital through offerings of our equity securities. There are 13,726,951 shares of common stock outstanding at the date of this Report. Of this total, approximately 12,870,000 shares are "restricted securities" as defined in Rule 144 and may not be sold in the absence of registration other than in accordance of Rule 144. In general, Rule 144 will permit a stockholder to resell, in any 90-day period, up to 1% of the total issued and outstanding common stock of the Company. All of the shares that were issued in connection with the Yifan transaction became eligible for resale under Rule 144 commencing on July 31, 2001.

Item 2. Properties

     Until March of 2001, we rented a small office in Stonybrook, New York from an unaffiliated landlord on a month-to-month basis. We are currently leasing approximately 2,000 square feet of office space in Flushing, Queens, New York from an affiliate of Jeffery Wu, a member of our board of our directors. The proposed lease provides for a monthly rental of $12,000. Our new office space was ready for occupancy until August 2001. We have no real property and our tangible personal property, including computers and office equipment, is limited. We have no material inventories and the bulk of our operating assets consist of cash and capitalized software development costs.

Item 3. Legal Proceedings

     We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, which is not routine litigation incidental to our business or in which the amount involved, exclusive of interest and costs, exceeds ten percent of our current assets.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote of our security holders during the fourth quarter of the year ended December 31, 2001 or the subsequent interim period.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our company had no active business operations between the third quarter of 1997 and July 31, 2000. While our old common remained listed on the NASD's Electronic Over-the-Counter Bulletin Board for most of this period, trading activity was limited and sporadic and had no relation to our assets or business operations.

     Our Common Stock is listed on the NASD's Electronic Over-the-Counter Bulletin Board (symbol: YIFN). The following table sets forth, for the periods shown, the high and low trading prices for the Common Stock. The quoted prices reflect interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. Information for the period through September 25, 2000 has been restated to give effect to a 1 share for 40 reverse split that became effective on that date. On April 25, 2002, the closing bid and asked prices for our Common Stock were $0.12 and $0.40, respectively.

                                                         Low             High
                                                         ---             ----
      Year ending December 31, 2000
      August 1 through September 30, 2000              $4.20            $9.20
      Fourth Quarter                                    $.51            $5.13

      Year ending December 31, 2001
      April 1, 2001 through January 31, 2002            $.10            $0.40

      On April 25, 2002, the number of stockholder accounts of record was 164.

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

     At December 31, 2001, we had $1,830,913 in total assets, including $6,571 in cash, $182,557 in accounts receivable and prepaid expenses, $58,524 in equipment, $646,261 in capitalized software development costs and $937,000 in investments and goodwill. At that date, we had $16,120 in current liabilities resulting in a net stockholders' equity of $1,830,913

     During the fourth quarter of the year ended December 31, 2000, we generated $13,183 in advertising revenue from our contract with DoubleClick and $102,998 in revenue from three grocery diversion transactions. After deducting the associated cost of goods sold, our grocery diversion activities contributed approximately $6,000 in gross profit. We expect that revenue from our contract with DoubleClick will constitute the bulk of our advertising revenue until additional sponsorships can be negotiated. We do not anticipate a limited customer base for our grocery diversion activities.

     During the year ended December 31, 2001, we generated $126,417 in advertising revenue from our contract with DoubleClick and 247Meida and $1,089,336 in revenue from grocery diversion transactions. We expect that revenue from our contract 247media will constitute the bulk of our advertising revenue until additional sponsorships can be negotiated. We do not anticipate a limited customer base for our grocery diversion activities.

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

     At December 31, 2001, we had $1,830,913 in stockholders' equity and $189,128 in cash, accounts receivable and prepaid expenses. We believe these cash resources will be adequate to provide for our operating expenses for a period of three to six months from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

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

     We have the authority to issue 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock without a vote of the stockholders. A total of 13,726,951 shares of Common Stock were issued and outstanding on December 31, 2001 and at the date of this Report.

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

Item 7. Financial Statements.

      As noted in Item 1 to this Report, the Company acquired 100% of the issued and outstanding common stock of Yifan.com, Inc. on July 31, 2000 in a transaction structured as a reverse takeover. In accordance with Item 310 of Regulation SB, this financial statements provided in this report include: (a) audited consolidated financial statements of the Company and its wholly-owned subsidiary Yifan.com, Inc. at December 31, 2001, and (b) audited financial statements of the Company and its wholly-owned subsidiary Yifan.com, Inc at December 31, 2000.

(A)   Audited Consolidated Financial Statements

                          Independent Auditors' Report


To the Board of Directors of
Yifan Communications, Inc.

     We have audited the accompanying consolidated balance sheet of Yifan Communications, Inc. and its wholly-owned subsidiary Yifan.com, Inc. at December 31, 2001, and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yifan Communications, Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                Martin Ender
                                                Want & Ender CPA, P.C.
                                                Certified Public Accountants

New York, New York
April 25, 2002

                           Yifan Communications, Inc.
                           Consolidated Balance Sheet
                             As at December 31, 2001


                                     Assets
------------------------------------------------------------------------------
Current Assets

   Cash in banks .........................................          $     6,571
   Accounts receivable ...................................              179,881
   Prepaid expenses ......................................                2,676
                                                                    -----------

Total Current Assets .....................................              189,128
                                                                    -----------

Fixed Assets

   Computer and software equipment .......................               91,028
   Accumulated depreciation ..............................              (32,504)
                                                                    -----------

Total Fixed Assets .......................................               58,524
                                                                    -----------

Other Assets

   Capitalized Software ..................................              646,261
   Goodwill ..............................................              937,000
                                                                    -----------

Total other assets .......................................            1,583,261
                                                                    -----------

Total assets .............................................          $ 1,830,913
                                                                    ===========

                      Liabilities and Stockholders' Equity
------------------------------------------------------------------------------
Current liabilities

   Accounts payable ........................................        $     1,198
   Wages payable ...........................................             14,922
                                                                    -----------

Total Current Liabilities ..................................             16,120

Long Term Liabilities ......................................                  0
                                                                    -----------

Total liabilities ..........................................             16,120
                                                                    -----------

Stockholders Equity

   Common Stock, $.008 par value,
     Authorized 100,000,000 shares,
     Issued and outstanding 13,726,951 shares ..............            109,815
   Additional paid-in capital ..............................          2,246,391
   Retained earnings .......................................           (541,413)
                                                                    -----------
Total Stockholders' Equity .................................        $ 1,814,793
                                                                    -----------

Total Liabilities and Equity ...............................        $ 1,830,913
                                                                    ===========


  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                   Consolidated Statement of Income (Loss)
                      For the Year Ended December 31, 2001



------------------------------------------------------------------------------
Income
   Revenues .................................................      $  1,227,685
   Cost of Goods Sold .......................................         1,049,634
                                                                   ------------

Gross Profit ................................................           178,051
                                                                   ------------

Operating Expenses
   Network Expenses .........................................            46,171
   Outside Contracting ......................................            19,943
   Professional Fees ........................................           165,291
   Rent .....................................................             1,369
   Telephone expenses .......................................             3,889
   Consulting services ......................................            20,645
   Administrative Expenses ..................................            84,224
   Travel & Entertainment ...................................               779
   Auto Expense .............................................             8,230
   Advertising ..............................................             2,225
   Repairs ..................................................               325
   Outside Services .........................................             4,500


                                                                   ------------

Total Operating Expense .....................................           362,473
                                                                   ------------

Net Operating Income (Loss) .................................      ($   184,422)
                                                                   ------------

Total Taxes .................................................                 0
                                                                   ------------

Net Income (loss) after taxes ...............................      ($   184,422)
                                                                   ------------

Other deductions
   Depreciation .............................................            20,598
                                                                   ------------

Total other deductions ......................................            20,598
                                                                   ------------

Other Income
   Interest income ..........................................                 0
                                                                   ------------

Net Income (loss) for the period ............................      ($   205,021)
                                                                   ============

Net Income (loss) per common share ..........................      ($       .02)
                                                                   ============

Weighted average number of common shares outstanding ........        12,711,500
                                                                   ============


  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                Consolidated Statement of Stockholders' Equity
                             As at December 31, 2001



------------------------------------------------------------------------------
Common Stock issued during the year
13,726,951 shares par value $.008 ........................          $   109,815

Additional paid-in capital ...............................            2,246,391

Net income (loss) for the year ...........................             (541,413)
                                                                    -----------

Balance December 31, 2000 ................................          $ 1,830,913
                                                                    ===========






  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                      Consolidated Statement of Cash Flows
                      For the Year Ended December 31, 2001



------------------------------------------------------------------------------
Cash flow from operating activities
   Net income (loss) ...................................   ($  205,021)

Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization .......................        20,598
   (Increase) decrease in accounts receivable ..........      (125,051)
   (Increase) decrease in other assets .................       (81,663)
   (Increase) decrease in Accounts Payable .............        96,270
   (increase) decrease in Accrues Liabilities ..........         1,922
                                                           ------------

Total adjustments ......................................       (87,924)
                                                           ------------

Net cash provided (used) by operating activities .......     ($292,945)
                                                           ------------

Cash flows from investing activities

   Cash payments for computer equipment ................        (5,150)
                                                           ------------

Net cash provided (used) by investing activities .......        (5,150)
                                                           ------------

Cash Flows from Financing activities

   Proceeds from issuance of common stock ..............             0
                                                           ------------

Net cash provided (used) by financing activities .......             0
                                                           ------------

Net increase (decrease) in cash ........................      (298,095)
Cash at beginning of period ............................       303,375
                                                           ------------

Cash at end of period ..................................   $     6,571
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

     The balance sheet reflects the financial position of the Company as of December 31, 2001. The related statements of operations, cash flow and stockholders' equity reflect the operations of the Company for the year ended December 31, 2001.

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

(e)  Revenue recognition

     For the year ended December 31, 2001, the Company realized approximately $126,000 in advertising revenue and approximately $1,089,000 in revenue from grocery diversion transactions. After deducting the associated cost of goods sold, the Company's grocery diversion activities contributed approximately $42,000 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

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

(f)  Non-cash compensation and legal fees

     During 2000, the Company issued 180,000 shares of Common Stock as compensation under an administrative services agreement and 360,000 shares of Common Stock as compensation under a legal services agreement. For accounting purposes, all such transactions were recorded at a value of $.89 per share. A total of $240,300 in non-cash administrative and legal fees were charged to expense in the current year. The $240,300 balance was carried as a prepaid expense at 2000 year end and was amortized during the first six months of the year ended December 31, 2001.

                           Yifan Communications, Inc.
                  Notes to Consolidated Financial Statements

3.   Summary of Significant Accounting Policies--continued

(g)  Software Development Costs

     The Company accounts for software development costs in compliance with the requirements of FASB 86, which requires the capitalization of software development costs once the technological feasibility of a software product is established. During the year ended December 31, 2001, the Company capitalized a total of $111,462 in software development costs. Capitalized software development costs will be amortized in future periods in accordance with the requirements of FASB 86.

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

(i)  Employee's Incentive Stock Plan

     Full-time employees of the Company and its subsidiaries, including officers and employee directors, are eligible to participate in the Company's Incentive Stock Plan (the "Plan"), which provides for the grant of incentive equity awards covering up to 1,500,000 shares of common stock. The Plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock and (v) stock bonuses (collectively, "Incentive Awards'). In addition, the Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. A committee of the Board of Directors administers the Plan and has the power to determine, in its discretion, the number of shares subject to each incentive grant and the terms of the incentive grant. No employee options were granted during the year ended December 31, 2001.

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

4.   Concentration of Risks

     During the year ended December 31, 2000, the Company generated approximately $126,400 in advertising revenue from contracts with 247Media, Inc and DoubleClick, Inc. It also generated approximately $1,089,000 in revenue from grocery diversion transactions involving two retail grocers.

     It is impossible to predict whether there will be significant concentrations of risk in the grocery division transactions in future periods. The Company expects the revenue from its 247Media and DoubleClick contracts to comprise the bulk of its advertising revenue until additional advertising sponsorships can be negotiated. The Company does not anticipate a limited customer base for its future grocery diversion activities.

(B)   Audited Financial Statements of Yifan LLC at December 31, 2000


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

New York, New York
May 1, 2001

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

     Our Company's directors and executive officers are identified in the following table:

       Name              Age             Positions
       ----              ---             ---------
      Yifan He            24     President, Chief Technical Officer and Director
      Liming Yung         36     Director
      Jeffery Wu          36     Director
      Ahn Tran            48     Director

     While we have no executive officers other than Mr. He, we rely extensively on the experience and abilities of the other members of our board of directors. Biographical information on our officers and directors is set forth below.

     Mr. Yifan He was the creator of the Yifan.com web site in 1997 and previously served as Manager of Yifan, LLC, and as president of Yifan.com, Inc. Mr. He has served as our President, Chief Technology Officer and a member of our board of directors since August 17, 2000. For the last four years, Mr. He has been responsible for day-to-day technical operations, strategy development, technical design, product development and quality assurance. Mr. He has managed the growth of the Company from a sole proprietorship through the formation of an LLC, a reorganization of the LLC into Yifan, Inc. and the subsequent combination of Yifan, Inc. with the Company. During this development period, Mr. He supervised the expansion of the Company's staff to over 30 consultants and employees, including a total of 7 PhDs. Mr. He's education includes a Major in International Business with a Minor in Computer Science from Northwestern Polytechnic University in Xi'an, China. Mr. He was born in Xi'an, China, and has been a U.S. resident since 1996.

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

                           SUMMARY COMPENSATION TABLE


     1. We issued 180,000 shares of common stock to Ms. Fonner during the year ended December 31, 2000 as compensation under an administrative services agreement. In connection therewith, we amortized $81,100 in non-cash compensation during the current year and amortized an additional $81,100 in 2001.

     2. Ms. Fonner agreed to assign 20,000 shares of common stock to Mr. Kraft as compensation for his services as our Interim Chief Financial Officer during the period ended December 31, 2000. Accordingly, $17,800 in non-cash compensation has been allocated to Mr. Kraft and the balance has been allocated to Ms. Fonner.

DIRECTOR COMPENSATION

     We do not currently pay any cash fees to our Directors, but we pay Directors' expenses in attending board meetings. During the year ended December 31, 2000, we reimbursed $2,302 in expenses to our Directors. In the year ended December 31, 2001 no expenses were reimbursed.

DIRECTORS' OPTION PLAN

     On September 22, 2000, certain consenting stockholders ratified the adoption of a Directors' Option Plan for the benefit of our non-employee directors. The plan provides for the annual grant of an option to purchase 25,000 shares of our common stock to each member of the Board of Directors who is not a full-time employee of our Company. The purpose of the plan is to encourage the service of our outside directors and to provide them with additional incentive to assist the Company in achieving its growth objectives. Options will be granted to our non-employee directors each time (i) a new director is appointed to serve as a member of the Board until the next annual meeting of the stockholders, (ii) a new director is elected to the Board at an annual meeting of the stockholders, and (iii) an existing director is re-elected to the Board at an annual meeting of the stockholders. Options granted under the plan are subject to forfeiture if the holder resigns from the Board or is removed for cause before the date of the next annual meeting of the stockholders. Options granted under the plan become fully vested on the date of the first annual meeting of the stockholders following the date of grant. Options issued under the plan may be exercised regardless of whether the individual continues to serve as a director. Options granted under the plan are not transferable except by will or by operation of law. The total number of shares available for grant under the plan is 500,000. Of this initial authorization, options to purchase an aggregate of 100,000 shares at a price of $6 per share were granted to four non-employee members of the Board of Directors during the year ended December 31, 2000. No additional shares or options were issued in the year ended December 31, 2001.

EMPLOYEES' INCENTIVE STOCK PLAN

     On September 22, 2000, certain consenting stockholders ratified the adoption of an incentive stock plan for the benefit of our employees. The plan will permit the grant of incentive equity awards covering up to 1,500,000 shares of common stock. The plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock and (v) stock bonuses (collectively, "Incentive Awards'). In addition, the plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. Full-time employees of the Company and its subsidiaries, including officers and employee directors, are eligible to participate in the plan. We believe the plan will give us the ability to emphasize equity-based compensation in structuring compensation packages for our employees. We also believe that an emphasis on equity-based compensation will yield the greatest benefit for our shareholders, as employee compensation will be directly dependent on the value of our stockholders' investments. As of April 26, 2002, no Incentive Awards have been granted under the plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following describes as of April 25, 2002, the beneficial ownership of our outstanding common stock of:

     o Each person known to us who beneficially owns more than 5% of the common stock

     o    Each of our Directors

     o    Each of our executive officers

     o    All of our executive officers and directors as a group

                                                  Amount and
                                                   Nature of
   Name and Address                               Beneficial           Percent
 of Beneficial Owner                               Ownership          of Class
==============================================================================
Yifan He (1)                                     3,094,313            22.54%
Jeffery Wu (1)(3)(4)                             3,318,100            24.13%
Liming Yung (1)(3)(5)                            2,112,088            15.36%
Ahn Tran (1)(3)(7)                                 610,000             4.44%
Sally A. Fonner (2)(3)(7)                          253,115             1.84%
Executive Officers and Directors
as a Group (5 persons)                           9,387,616            68.31%

     (1)  41-60 Main Street, Suite 210, Flushing, Queens, New York 11355.

     (2)  1268 Bayshore Blvd., Dunedin, Florida 34698

     (3) Options to purchase 25,000 shares of common stock at a price of $6 per share were issued to each of our four non-employee directors on September 25, 2000. The option granted to Ms. Fonner became exercisable on March 15, 2001 when she resigned from the board of directors to accommodate the appointment of Mr. Iglesias. The remaining 75,000 directors' options will become exercisable on the date of the annual meeting.

     (4) Includes 2,843,100 shares owned by Mr. Wu, 450,000 shares owned by Mr. Wu as custodian for his minor child, and 25,000 shares underlying options that Mr. Wu received pursuant to the Directors' Option Plan.

     (5) Includes 1,074,588 shares owned by Mr. Yung's wife Michelle Yung, 1,012,500 shares owned by Michelle Yung as custodian for their minor children, and 25,000 shares underlying options that Mr. Yung received pursuant to the Directors' Option Plan.

     (6) Includes 585,000 shares owned by Mr. Tran and 25,000 shares underlying options that Mr. Tran received pursuant to the Directors' Option Plan.

     (7) Includes 228,115 shares owned by Ms. Fonner and 25,000 shares underlying presently exercisable options that Ms. Fonner received pursuant to the Directors' Option Plan.

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

     On August 1, 2000, Ms. Fonner agreed to serve as our company's manager of administrative affairs for a one-year term commencing on August 1, 2000. In this capacity, Ms. Fonner managed, operated and maintained all required internal accounting and external financial reporting systems on behalf of our company until such operations have expanded to a point where it is economically feasible for our company to retain its own in-house accounting and financial reporting staff. Ms. Fonner also managed the preparation and filing of all required reports and registration statements with the SEC, the NASD and other regulatory authorities, and managed all of our company's relationships with its transfer agents, financial printers, public relations firms and investor communications firms. Under the terms of her employment agreement, Ms. Fonner was obligated to pay all expenses associated with the operation and maintenance of her office, including the cost of any required support staff, and our company had no obligation to make any contribution to such costs. Ms. Fonner's sole compensation will be 180,000 shares of New Common that were issued to her on the effective date of the Amendment. Under the terms of her Employment Agreement, Ms. Fonner was not required to devote full-time to our company's affairs and will only devote such time as may be reasonably required under the circumstances.

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

April 26, 2002
                                          Yifan Communications, Inc.


                                        By:  /s/ Yifan He
                                            ----------------------------
                                          Yifan He, Principal Executive
                                          Officer,
                                          Principal Financial Officer,
                                          Principal Accounting Officer and
                                          Director



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By: /s/ Yifan He
                                            ----------------------------
                                          Yifan He, Director
                                          Dated: May 7, 2001


                                        By: /s/ Jeffery Wu
                                            ----------------------------
                                          Jeffery Wu, Director
                                          Dated: May 7, 2001


                                        By: /s/ Liming Yung
                                            ----------------------------
                                          Liming Yung, Director
                                          Dated: May 7, 2001


                                        By: /s/ Ahn Tran
                                            ----------------------------
                                          Ahn Tran, Director
                                          Dated: May 7, 2001