Form 10QSB
period 2002-03-31
YIFAN COMMUNICATIONS INC
filed 2002-06-25
CIK 915766

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     On June 24, 2002, the issuer had a total of 13,726,951 shares of common stock, $0.008 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (Check One):

     Yes [_]  No [X]

                                TABLE OF CONTENTS

Part I   Financial Information

Item 1   Financial Statements

         Consolidated Balance Sheets for the Three-Month Periods        3
         Ended March 31, 2002 and 2001

         Consolidated Statement of Operation for the Three-Month
         Periods ended March 31, 2002 and 2001                          4

         Consolidated Statement of Cash Flow for the Three-Month
         Periods ended March 31, 2002 and 2001                          5

         Notes to Consolidated Financial Statements                     6

Item 2 Plan of Operations                                               7

Part II  Other Information
         Item 1 Legal Proceedings                                       8
         Item 2 Changes in Securities                                   8
         Item 3 Default upon Senior Securities                          8
         Item 4 Submission of Matters to a Vote of Security Holders     9
         Item 5 Other Information                                       9
         Item 6 Reports of Form 8 - K                                   9

         Signatures                                                     9

Part I   Financial Information

Item 1   Financial Statements


                           Yifan Communications, Inc.
                           Consolidated Balance Sheet

                                               March 31, 2002    March 31, 2001
                                    ASSETS
Current Assets

   Cash in banks ...........................      $    23,089       $   113,230
   Accounts receivable .....................          161,124            89,747
   Prepaid expenses ........................            2,676           123,488
                                                  -----------       -----------

Total Current Assets .......................          186,889           326,465
                                                  -----------       -----------

Fixed Assets

   Computer and software equipment .........           91,029            91,029
   Accumulated depreciation ................          (37,338)          (15,406)
                                                  -----------       -----------

Total Fixed Assets .........................           53,691            75,623
                                                  -----------       -----------

Other Assets

   Capitalized Software ....................          646,261           599,583
   Goodwill ................................          937,000           937,000
                                                  -----------       -----------

Total other assets .........................        1,583,261         1,536,583
                                                  -----------       -----------

Total assets ...............................      $ 1,823,841        $ 1,938,671
                                                  ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable ..............................   $     1,140    $    33,538
   Credit Cards ..................................         2,500    $         0
   Wages payable and Accrued Payroll Taxes .......         7,811         13,000
   Loan from Shareholder .........................           259              0
                                                     -----------    -----------

Total Current Liabilities ........................        11,710         46,538

Long Term Liabilities ............................             0              0
                                                     -----------    -----------

Total liabilities ................................        11,710         46,538
                                                     -----------    -----------

Stockholders Equity

Common Stock, $.008 par value,
   Authorized 100,000,000 shares,
     Issued and outstanding 13,726,951 shares ....       109,816        109,815
Additional paid-in capital .......................     2,246,391      2,246,391
Retained earnings ................................      (544,075)      (464,073)
                                                     -----------    -----------
Total Stockholders' Equity .......................   $ 1,812,131    $ 1,892,133
                                                     -----------    -----------

Total Liabilities and Equity .....................   $ 1,823,841    $ 1,938,671
                                                     ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                   Consolidated Statement of Income (Loss)

                                                        Three-Months Ended
                                               March 31, 2002     March 31, 2002
Income
   Merchandise Sales .....................      $    395,118        $   152,667
   Less: Cost of Goods Sold ..............           373,320            145,679
                                                ------------       ------------

   Gross Margin on Merchandise Sales .....            21,798              6,988
   Advertising Revenue ...................            18,161             12,283
                                                                   ------------

Gross Profit .............................            40,359             19,271

Operating Expenses
   Administrative Expenses ...............      $      1,919       $     41,568
   Professional Fees .....................             2,352             80,101
   Payroll Expenses ......................            10,919                  1
   Consulting services ...................             9,950              8,640
   Network Expenses ......................             8,734              7,838
   Advertising ...........................                 0              1,598
   Auto Expense ..........................               810              1,545
   Telephone expenses ....................               392              1,066
   Rent ..................................                 0                677
   Travel & Entertainment ................                 0                418
   Shipping and Freight ..................               613                  0
                                                ------------       ------------

Total Operating Expense ..................            35,689         $  144,321
                                                ------------       ------------

Net Operating Income (Loss) ..............       $     4,669      ($    124,181)
                                                ------------       ------------

   Total Taxes ...........................                 0                  0
                                                ------------       ------------

Net Income (loss) after taxes ............       $     4,669      ($    124,181)
                                                ------------       ------------

Other deductions
   Depreciation ..........................             4,832              3,500
                                                ------------       ------------

Total other deductions ...................             4,832              3,500
                                                ------------       ------------

Other Income
   Interest income .......................                 1                  0
                                                ------------       ------------

Net Income (loss) for the period .........      ($       162)      ($   127,681)
                                                ============       ============

Net Income (loss) per common share .......      ($       .00)      ($       .00)
                                                ============       ============

Weighted average number of common
  shares outstanding .....................        13,726,951         13,726,951
                                                ============       ============




  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                      Consolidated Statement of Cash Flows

                                                        Three-Months Ended
                                                  March 31, 2002  March 31, 2001
                                                       ----------     ----------
Cash flow from operating activities
   Net income (loss) .............................         ($168)     ($127,681)

Adjustments to reconcile net income to
   net cash provided by operating activities

   Depreciation and amortization .................        21,931          3,500
   (Increase) decrease in accounts receivable ....       (71,377)       (34,918)
   (Increase) decrease in prepaid expenses .......       120,812         117,326
   (Increase) decrease in other assets ...........      (126,512)       (79,284)
   Increase (decrease) in current liabilities ....       (34,829)       (63,929)

Total adjustments ................................       (89,975)       (57,304)
                                                       ----------     ----------

Net cash provided (used) by operating activities .      ($90,143)     $(184,984)
                                                       ---------      ---------

Cash flows from investing activities

   Cash purchases of equipment ...................             0         (5,151)
                                                       ----------     ----------

Net cash provided (used) by investing activities .             0              0
                                                       ----------     ----------

Net increase (decrease) in cash ..................       (90,143)      (190,135)
Cash at beginning of period ......................       113,231        303,366
                                                       ----------     ----------

Cash at end of period ............................     $  23,088      $ 113,231
                                                       ==========     ==========



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


2     Basis Of Presentation

(a)   Interim Financial Statements.

     The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles.

3.    Summary of Significant Accounting Policies

(a)   Reverse merger method of accounting

      None

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

 (c)  Revenue recognition

     During the three-month period ended March 31, 2002, the Company realized approximately $18,161 in advertising revenue and approximately $395,518 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $21,798 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

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

     In future periods, the Company expects to generate revenues from a variety of sources including:

     - Retail sales from its yifanmall.com web site
     - Wholesale grocery sales, from its grocer2grocer web site
     - Web solutions including software sales and web site development
     - Hosting and maintenance service fees,
     - Advertising service fees.

 (d)  Non-cash compensation and legal fees

     None

(e)   Net income or loss per share

     Net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common shares outstanding during the period.

4.     Concentration of Risks

     During the three-month period ended March 31, 2002, the Company generated approximately $18,161 in advertising revenue from a contract with DoubleClick, Inc. It also generated approximately $395,518 in revenue from merchandising transactions.

     The Company expects the revenue from its DoubleClick contract to comprise the bulk of its advertising revenue until additional advertising sponsorships can be negotiated. The Company does not anticipate a limited customer base for its future merchandising activities.

Item 2. Plan of Operations.

Results of Operations.

     At March 31, 2002, Yifan.com had $1,823,841 in total assets, including $23,088 in cash, $184,212 in accounts receivable and prepaid expenses $53,691 in equipment and $646,291 in capitalized software development costs. At that date, Yifan.com had $11,710 in liabilities and net stockholders' equity of $1,823,841.

     At March 31, 2001, Yifan.com had $1,938,671 in total assets, including $113,231 in cash, $213,236 in accounts receivable and prepaid expenses, $75,623 in equipment, $599,583 in capitalized software development costs and $937,000 in investments and goodwill. At that date, we had $46,539 in current liabilities, resulting in a net stockholders' equity of $1,892,133.

     We have never generated revenues from web hosting, software sales or business services. During the three-month period ended March 31, 2002, the company generated $18,160 in advertising revenue from our contract with DoubleClick and $395,518 in revenue from merchandising transactions. After deducting the associated cost of goods sold, our merchandising activities contributed approximately $21,798 in gross profit. We expect that revenue from our contract with DoubleClick will constitute the bulk of our advertising revenue until additional sponsorships can be negotiated. We do not anticipate a limited customer base for our grocery diversion activities.

     We incurred a net loss of $162 during the three-month period ended March 31, 2002. After adjusting for $4,833 in non-cash depreciation expense, our EBITDA for the three-month period ended March 31, 2002 was $4,670).

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

     At March 31, 2002, we had $1,812,131 in stockholders' equity and $175,179 in net current assets. We believe our net current assets will only be adequate to provide for the operating and capital expenses of the company for a short period of time from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

     We will need at least $3 to $5 million in additional capital in the near future. In addition, long-term capital requirements are difficult to plan in the rapidly changing Internet industry. We currently expect that we will need capital to pay our ongoing operating costs, fund additions to our portal network and computer infrastructure, pay for the expansion of our sales and marketing activities and finance the acquisition of complementary assets, technologies and businesses. We intend to pursue additional financing as opportunities arise.

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

     We have the authority to issue 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock without a vote of the stockholders. A total of 13,726,951 shares of Common Stock were issued and outstanding on March 31, 2002 and at the date of this Report.

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

      None

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

May 25, 2001
                                          Yifan Communications, Inc.



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