Form 10QSB
period 2002-06-30
YIFAN COMMUNICATIONS INC
filed 2002-08-19
CIK 915766

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

      On August 16, 2002, the issuer had a total of 13,726,951 shares of common stock, $0.008 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (Check One):

     Yes [_]  No [X]

                                TABLE OF CONTENTS

Part I   Financial Information

Item 1   Financial Statements

         Consolidated Balance Sheets                                    3

   Consolidated Statement of Operation for the Three-Month
         Periods ended June 30, 2002 and 2001                           5

         Consolidated Statement of Operation for the Six-Month
         Periods ended June 30, 2002 and 2001                           6

         Consolidated Statement of Cash Flow for the Periods
         ended June 30, 2002 and 2001                                   7

         Notes to Consolidated Financial Statements                     8

Item 2 Plan of Operations                                               9

Part II  Other Information
         Item 1 Legal Proceedings                                      11
         Item 2 Changes in Securities                                  11
         Item 3 Default upon Senior Securities                         11
         Item 4 Submission of Matters to a Vote of Security Holders    12
         Item 5 Other Information                                      12
         Item 6 Reports of Form 8 - K                                  12

         Signatures                                                    12

Part I   Financial Information

Item 1   Financial Statements


                           Yifan Communications, Inc.
                           Consolidated Balance Sheet

                                                 June 30, 2002 December 31, 2001
                                    ASSETS
Current Assets

   Cash in banks ...........................      $    78,252       $     6,571
   Accounts receivable .....................          162,123           179,881
   Prepaid expenses ........................            2,676             2,676
                                                  -----------       -----------

Total Current Assets .......................          243,053           189,128
                                                  -----------       -----------

Fixed Assets

   Computer and software equipment .........           86,803            91,028
   Accumulated depreciation ................          (37,945)          (32,504)
                                                  -----------       -----------

Total Fixed Assets .........................           48,858            58,524
                                                  -----------       -----------

Other Assets

   Capitalized Software ....................          646,261           646,261
   Goodwill ................................          937,000           937,000
                                                  -----------       -----------

Total other assets .........................        1,583,261         1,583,261
                                                  -----------       -----------

Total assets ...............................      $ 1,875,172       $ 1,830,913
                                                  ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable ..............................   $     1,140    $     1,198
   Credit Cards ..................................            63    $         0
   Wages payable and Accrued Payroll Taxes .......         6,949         14,922
   Loan from Shareholder .........................           259              0
                                                     -----------    -----------

Total Current Liabilities ........................         8,411         16,120

Long Term Liabilities ............................             0              0
                                                     -----------    -----------

Total liabilities ................................         8,411         16,120
                                                     -----------    -----------

Stockholders Equity

Common Stock, $.008 par value,
   Authorized 100,000,000 shares,
     Issued and outstanding 13,726,951 shares ....       109,815        109,815
Additional paid-in capital .......................     2,246,391      2,246,391
Retained earnings ................................      (489,445)      (336,382)
                                                     -----------    -----------
Total Stockholders' Equity .......................   $ 1,866,761    $ 2,019,824
                                                     -----------    -----------

Total Liabilities and Equity .....................   $ 1,875,172    $ 2,130,292
                                                     ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                   Consolidated Statement of Income (Loss)

                                                        Three-Months Ended
                                               June 30, 2002      June 30, 2001
Income
   Merchandise Sales .....................      $    286,242        $   358,771
   Less: Cost of Goods Sold ..............           232,279            319,756
                                                ------------       ------------

   Gross Margin on Merchandise Sales .....            62,363             39,015
   Advertising Revenue ...................            20,583              6,183
   Hosting................................             1,000                  0
   Software Consulting ...................             7,400                  0
                                                ------------       ------------

Gross Profit .............................            82,946             45,198

Operating Expenses
   Administrative Expenses ...............      $      2,772       $     40,362
   Professional Fees .....................               376             81,600
   Payroll Expenses ......................             7,349             18,246
   Consulting services ...................             5,300             -4,815
   Network Expenses ......................             5,203              9,391
   Advertising ...........................               300                528
   Auto Expense ..........................             1,161              2,321
   Telephone expenses ....................               494              1,304
   Rent ..................................                 0                692
   Travel & Entertainment ................                82                 71
   Shipping and Freight ..................               471              1,757
                                                ------------       ------------

Total Operating Expense ..................            23,508       $    151,457
                                                                   ------------

Net Operating Income (Loss) ..............       $    59,438      ($    106,259)
                                                ------------       ------------

   Total Taxes ...........................                 0                  0
                                                ------------       ------------

Net Income (loss) after taxes ............       $    59,438      ($    106,259)
                                                ------------       ------------

Other deductions
   Depreciation ..........................             4,834              5,594
                                                ------------       ------------

Total other deductions ...................             4,834              5,594
                                                ------------       ------------

Other Income
   Interest income .......................                26                  0
                                                                   ------------

Net Income (loss) for the period .........       $    54,630       ($   111,853)
                                                ============       ============

Net Income (loss) per common share .......       $       .00      ($       .00)
                                                ============       ============

Weighted average number of common
  shares outstanding .....................        13,726,951         13,726,951
                                                ============       ============


  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                   Consolidated Statement of Income (Loss)

                                                        Six-Months Ended
                                               June 30, 2002      June 30, 2001
Income
   Merchandise Sales .....................      $    681,760        $   511,438
   Less: Cost of Goods Sold ..............           605,599            465,435
                                                ------------       ------------

   Gross Margin on Merchandise Sales .....            76,161             46,003
   Advertising Revenue ...................            38,744             18,466
   Hosting................................             1,000                  0
   Software Consulting ...................             7,400                  0
                                                ------------       ------------

Gross Profit .............................           123,305             64,469

Operating Expenses
   Administrative Expenses ...............      $      4,691       $     81,930
   Professional Fees .....................             2,728            161,701
   Payroll Expenses ......................            18,269             18,247
   Consulting services ...................            15,250              3,825
   Network Expenses ......................            13,937             17,229
   Advertising ...........................               300              2,126
   Auto Expense ..........................              1971              3,866*
   Telephone expenses ....................               886              2,370
   Rent ..................................                 0              1,369*
   Travel & Entertainment ................                82                489
   Shipping and Freight ..................              1084              1,757
                                                ------------       ------------

Total Operating Expense ..................            59,198         $  294,909
                                                                   ------------

Net Operating Income (Loss) ..............       $    64,107      ($    230,440)
                                                                   ------------

   Total Taxes ...........................                 0                  0
                                                ------------       ------------

Net Income (loss) after taxes ............       $    64,106      ($    230,440)
                                                ------------       ------------

Other deductions
   Depreciation ..........................             9,666              9,094
                                                ------------       ------------

Total other deductions ...................             9,666              9,094
                                                ------------       ------------

Other Income
   Interest income .......................                27                  0
                                                ------------       ------------

Net Income (loss) for the period .........       $    54,468       ($   239,534)
                                                ============       ============

Net Income (loss) per common share .......       $       .00       ($       .02)
                                                ============       ============

Weighted average number of common
  shares outstanding .....................        13,726,951         13,726,951
                                                ============       ============

The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                      Consolidated Statement of Cash Flows

                                                                Six-Months Ended
                                                    June 30, 2002  June 30, 2001
Cash flow from operating activities
   Net income (loss) .............................       $54,468      ($239,534)

Adjustments to reconcile net income to
   net cash provided by operating activities

   Depreciation and amortization .................        16,975          9,064
   (Increase) decrease in accounts receivable ....      (154,275)        46,980
   (Increase) decrease in prepaid exp. & other ...        14,430        237,062
   Increase (decrease) in current liabilities ....        (6,364)       (95,693)

Total adjustments ................................      (127,080)       197,413
                                                       ---------      ---------

Net cash provided (used) by operating activities .      ($72,612)     $ (42,121)
                                                       ---------      ---------

Cash flows from investing activities

   Cash purchases of equipment ...................             0        (5,150)
   Capitalized Software Development ..............       (10,380)      (101,082)
   Acquisition ...................................             0        (14,500)
                                                       ---------      ---------

Net cash provided (used) by investing activities .            27              0
                                                       ---------      ---------

Net increase (decrease) in cash ..................       (62,259)      (162,854)
Cash at beginning of period ......................       140,512        303,366
                                                       ---------      ---------

Cash at end of period ............................     $  78,253      $ 140,512
                                                       =========      ---------


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

 (c)  Revenue recognition

During the three-month period ended June 30, 2002, the Company realized approximately $20,583 in advertising revenue, and approximately $294,642 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $82,946 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

     During the six-month period ended June 30, 2002, the Company realized approximately $38,744 in advertising revenue and approximately $678,830 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $123,305 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

During the three-month period ended June 30, 2001, the Company realized approximately $6,183 in advertising revenue and approximately $358,771 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $45,198 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

     During the six-month period ended June 30, 2001, the Company realized approximately $18,467 in advertising revenue and approximately $502,433 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $64,469 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

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


4.     Concentration of Risks

      During the six-month period ended June 30, 2002, the Company generated approximately $38,744 in advertising revenue from contracts with DoubleClick, and 247RealMedia, Inc. It also generated approximately $678,830 in revenue from merchandising transactions.

      The Company expects the revenue from its DoubleClick and 247RealMedia contractsto comprise the bulk of its advertising revenue until additional advertising sponsorships can be negotiated. The Company does not anticipate a limited customer base for its future merchandising activities.



Item 2. Plan of Operations.

Results of Operations.

      At June 30, 2002, Yifan.com had $1,875,172 in total assets, including $78,253 in cash, $162,124 in accounts receivable and prepaid expenses $48,859 in equipment and $646,261 in capitalized software development costs. At that date, Yifan.com had $8,411 in liabilities and net stockholders' equity of $1,875,172.

      At June 30, 2001, Yifan.com had $1,795,055 in total assets, including $140,512 in cash, $7,850 in accounts receivable and prepaid expenses, $70,059 in equipment, $635,881 in capitalized software development costs and $937,000 in investments and goodwill. At that date, the company had $14,775 in current liabilities, resulting in a net stockholders' equity of $1,795,055.

     We have never generated revenues from web hosting, software sales or business services.

      During the three-month period ended June 30, 2002, the company generated $20,583 in advertising revenue from our contracts with DoubleClick and 247RealMedia Inc. and $294,642 in revenue from merchandising transactions. After deducting the associated cost of goods sold, our merchandising activities contributed approximately $82,946 in gross profit. We expect that revenue from our contracts with DoubleClick and 247RealMedia will constitute the bulk of our advertising revenue until additional sponsorships can be negotiated. We do not anticipate a limited customer base for our grocery diversion activities.

      During the six-month period ended June 30, 2002, the company generated $38,744 in advertising revenue from our contract with DoubleClick and $678,830 in revenue from merchandising transactions. After deducting the associated cost of goods sold, our merchandising activities contributed approximately $123,305 in gross profit. We expect that revenue from our contracts with DoubleClick and 247RealMedia will constitute the bulk of our advertising revenue until additional sponsorships can be negotiated. We do not anticipate a limited customer base for our grocery diversion activities.

During the three-month period ended June 30, 2001, the Company realized approximately $6,183 in advertising revenue and approximately $358,771 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $45,198 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

     During the six-month period ended June 30, 2001, the Company realized approximately $18,467 in advertising revenue and approximately $502,433 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $64,469 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

      We showed a net income of $54,468 during the six-month period ended June 30, 2002. After adjusting for $9,666 in non-cash depreciation expense and $27 in dividend income, our EBITDA for the six-month period ended June 30, 2002 was $64,107.

      We showed a net loss of ($239,534) during the six-month period ended June 30, 2001. After adjusting for $9,064 in non-cash depreciation expense, our EBITDA for the six-month period ended June 30, 2001 was ($230,440).

Plan of Operations for Our Company

      The Company may incur operating losses in the foreseeable future due to a high level of planned operating and capital expenditures, increased sales and marketing costs, additional personnel costs, greater levels of product development and our overall expansion strategy. It is likely that our operating losses may increase in the future and we may not be able to sustain profitability.

      At June 30, 2002, we had $1,866,761 in stockholders' equity and $234,642 in net current assets. We believe our net current assets will only be adequate to provide for the operating and capital expenses of the company for a short period of time from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

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

      We have the authority to issue 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock without a vote of the stockholders. A total of 13,726,951 shares of Common Stock were issued and outstanding on June 30, 2002 and at the date of this Report.

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

August 17, 2002
                                          Yifan Communications, Inc.



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