Form 10QSB/A
period 2002-06-30
YIFAN COMMUNICATIONS INC
filed 2002-10-25
CIK 915766

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

     On October 25, 2002, the issuer had a total of 13,726,951 shares of common stock, $0.008 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (Check One):

     Yes [_]  No [X]

                                TABLE OF CONTENTS

Part I   Financial Information

Item 1   Financial Information


The Company has amended the following:


Notes to Consolidated Financial Statements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Due to an accounting oversight, the rules were not applied at the original filing. They have been applied as of this amendment to the second quarter of 2002. Application of the non-amortization provisions of the Statement did not have a material effect on our financial position or operations.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 25, 2002
                                          Yifan Communications, Inc.

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