Form 10QSB
period 2002-09-30
YIFAN COMMUNICATIONS INC
filed 2002-11-13
CIK 915766

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     On November 13, 2002, the issuer had a total of 13,726,951 shares of common stock, $0.008 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (Check One):

     Yes [_]  No [X]

                                TABLE OF CONTENTS

Part I   Financial Information

Item 1   Financial Statements

         Consolidated Balance Sheets                                    3

         Consolidated Statement of Operation for the Three-Month
            Periods ended September 30, 2002 and 2001                   5

         Consolidated Statement of Operation for the Six-Month
            Periods ended September 30, 2002 and 2001                   6

         Consolidated Statement of Cash Flow for the Periods
            ended September 30, 2002 and 2001                           7

         Notes to Consolidated Financial Statements                     8

Item 2   Plan of Operations                                             9

Part II  Other Information
         Item 1 Legal Proceedings                                      11
         Item 2 Changes in Securities                                  11
         Item 3 Default upon Senior Securities                         11
         Item 4 Submission of Matters to a Vote of Security Holders    12
         Item 5 Other Information                                      12
         Item 6 Reports of Form 8 - K                                  12

         Signatures                                                    12

Part I   Financial Information

Item 1   Financial Statements


                           Yifan Communications, Inc.
                           Consolidated Balance Sheet


                                                  September 30,     December 30,
                                                      2002               2001

                                     ASSETS
Current Assets

   Cash in banks ...........................      $    78,933       $     6,571
   Accounts receivable .....................          162,123           179,881
   Prepaid expenses ........................            2,677             2,676
                                                  ------------      ------------

Total Current Assets .......................          243,733           189,128
                                                  ------------      ------------

Fixed Assets

   Computer and software equipment .........           82,609            91,028
   Accumulated depreciation ................          (38,583)          (32,504)
                                                  ------------      ------------

Total Fixed Assets .........................           44,026            58,524
                                                  ------------      ------------

Other Assets

   Capitalized Software ....................          646,261           646,261
   Goodwill ................................          937,000           937,000
                                                  ------------      ------------

Total other assets .........................        1,583,261         1,583,261
                                                  ------------      ------------

Total assets ...............................      $ 1,871,020       $ 1,830,913
                                                  ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable ..............................   $     1,140    $     1,198
   Credit Cards ..................................            65    $         0
   Wages payable and Accrued Payroll Taxes .......         3,424         14,922
   Loan from Shareholder .........................           259              0
                                                  ------------      ------------

Total Current Liabilities ........................         4,888         16,120

Long Term Liabilities ............................             0              0
                                                  ------------      ------------

Total liabilities ................................         4,888         16,120
                                                  ------------      ------------

Stockholders Equity

Common Stock, $.008 par value,
   Authorized 100,000,000 shares,
     Issued and outstanding 13,726,951 shares ....       109,815        109,815
Additional paid-in capital .......................     2,246,391      2,246,391
Retained earnings ................................      (490,074)      (336,382)
                                                     -----------    -----------
Total Stockholders' Equity .......................   $ 1,866,132    $ 2,019,824
                                                     -----------    -----------

Total Liabilities and Equity .....................   $ 1,871,020    $ 2,130,292
                                                     ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                   Consolidated Statement of Income (Loss)


                                                      Three-Months Ended
                                               September 30,       September 30,
                                                   2002                2001

Income
   Merchandise Sales .....................     $    472,641       $    368,373
   Less: Cost of Goods Sold ..............          411,461            330,558
                                               -------------      -------------

   Gross Margin on Merchandise Sales .....           61,180             37,815
   Advertising Revenue ...................           10,477             10,541
   Hosting................................           1,200                   0
   Software Consulting ...................          14,993                   0
                                               -------------      -------------

Gross Profit .............................           87,850             48,356

Operating Expenses
   Administrative Expenses ...............     $      7,500       $      4,463
   Professional Fees .....................            3,000              1,525
   Payroll Expenses ......................           10,904             12,522
   Consulting services ...................           23,868              1,500
   Network Expenses ......................           31,032              4,921
   Advertising ...........................              684                 99
   Auto Expense ..........................            2,014              2,539
   Telephone expenses ....................              469                806
   Rent ..................................                0                  0
   Travel & Entertainment ................              152                  0
   Shipping and Freight ..................              489                896
                                               -------------      -------------

Total Operating Expense ..................           80,112       $     29,271
                                               -------------      -------------

Net Operating Income (Loss) ..............      $     7,738   $     19,085
                                               -------------      -------------

   Total Taxes ...........................                0                  0
                                               -------------      -------------

Net Income (loss) after taxes ............      $     7,738       $     19,085
                                               -------------      -------------

Other deductions
   Depreciation ..........................            4,834              5,563
                                               -------------      -------------

Total other deductions ...................            4,834              5,563
                                               -------------      -------------

Other Income
   Interest income .......................               37                  0
                                               -------------      -------------

Net Income (loss) for the period .........     $      2,942       $     13,521
                                               =============      =============

Net Income (loss) per common share .......     $        .00       $        .00
                                               =============      =============

Weighted average number of common
  shares outstanding .....................       13,726,951         13,726,951
                                               =============      =============

  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                   Consolidated Statement of Income (Loss)


                                                       Nine-Months Ended
                                               September 30,       September 30,
                                                   2002                2001
Income
   Merchandise Sales .....................      $  1,154,401       $    879,811
   Less: Cost of Goods Sold ..............         1,017,060            795,993
                                                -------------      -------------

   Gross Margin on Merchandise Sales .....           137,341             83,818
   Advertising Revenue ...................            49,221             29,007
   Hosting................................             2,200                  0
   Software Consulting ...................            22,393                  0
                                                -------------      -------------

Gross Profit .............................           211,155            112,825

Operating Expenses
   Administrative Expenses ...............      $     12,191       $     86,393
   Professional Fees .....................             5,728            163,226
   Payroll Expenses ......................            29,173             30,769
   Consulting services ...................            39,118              5,325
   Network Expenses ......................            44,969             22,150
   Advertising ...........................               984              2,225
   Auto Expense ..........................             3,985              6,405
   Telephone expenses ....................             1,355              3,176
   Rent ..................................                 0              1,369
   Travel & Entertainment ................               234                489
   Shipping and Freight ..................             1,573              2,653
                                                -------------      -------------

Total Operating Expense ..................           139,310       $    324,180
                                                -------------      -------------

Net Operating Income (Loss) ..............      $     71,845       $   (211,355)
                                                -------------      -------------

   Total Taxes ...........................                 0                  0
                                                -------------      -------------

Net Income (loss) after taxes ............      $     71,845       $   (211,355)
                                                -------------      -------------

Other deductions
   Depreciation ..........................            14,500             14,657
                                                -------------      -------------

Total other deductions ...................            14,500             14,657
                                                -------------      -------------

Other Income
   Interest income .......................                65                  0
                                                -------------      -------------

Net Income (loss) for the period .........      $     57,410       $   (226,012)
                                                =============      =============

Net Income (loss) per common share .......      $        .00       $       (.02)
                                                =============      =============

Weighted average number of common
  shares outstanding .....................        13,726,951         13,726,951
                                                =============      =============

   The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                      Consolidated Statement of Cash Flows


                                                           Nine-Months Ended
                                                        Sept. 30,      Sept. 30,
                                                          2002           2001
Cash flow from operating activities
   Net income (loss) .............................     $  57,410      $(226,012)

Adjustments to reconcile net income to
   net cash provided by operating activities

   Depreciation and amortization .................         6,079         14,627
   (Increase) decrease in accounts receivable ....        17,757         45,430
   (Increase) decrease in prepaid exp. & other ...             0        236,757
   Increase (decrease) in current liabilities ....       (11,232)       (97,894)

Total adjustments ................................        12,604        198,920
                                                       ----------     ----------

Net cash provided (used) by operating activities .        70,014      $ (27,163)
                                                       ----------     ----------

Cash flows from investing activities

   Cash purchases of equipment ...................         1,603         (5,150)
   Capitalized Software Development ..............             0       (111,462)
   Acquisition ...................................             0        (14,500)
                                                       ----------     ----------

Net cash provided (used) by investing activities .            65       (131,112)
                                                       ----------     ----------

Net increase (decrease) in cash ..................        71,682       (158,275)
Cash at beginning of period ......................         6,571        303,376
                                                       ----------     ----------

Cash at end of period ............................     $  78,933      $ 145,101
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

(c)   Revenue recognition

      During the three-month period ended September 30, 2002, the Company realized approximately $10,477 in advertising revenue, and approximately $472,641 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $61,180 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

      During the nine-month period ended September 30, 2002, the Company realized approximately $49,221 in advertising revenue and approximately $1,154,401 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $137,341 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

      During the three-month period ended September 30, 2001, the Company realized approximately $10,541 in advertising revenue and approximately $368,373 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $37,815 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

      During the nine-month period ended September 30, 2001, the Company realized approximately $29,007 in advertising revenue and approximately $879,811 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $83,818 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

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


4.    Concentration of Risks

      During the nine-month period ended September 30, 2002, the Company generated approximately $49,221 in advertising revenue from contracts with DoubleClick, and 247RealMedia, Inc. It also generated approximately $1,154401 in revenue from merchandising transactions.

      The Company expects the revenue from its DoubleClick and 247RealMedia contracts to comprise the bulk of its advertising revenue until additional advertising sponsorships can be negotiated. The Company does not anticipate a limited customer base for its future merchandising activities.


Item 2. Plan of Operations.

Results of Operations.

      At September 30, 2002, Yifan.com had $1,871,020 in total assets, including $78,933 in cash, $164,800 in accounts receivable and prepaid expenses, $82,609 in equipment and $646,261 in capitalized software development costs. At that date, Yifan.com had $4,888 in liabilities and net stockholders' equity of $1,871,020.

      At September 30, 2001, Yifan.com had $1,806,344 in total assets, including $145,100 in cash, $13,488 in accounts receivable and prepaid expenses, $64,495 in equipment, $646,261 in capitalized software development costs and $937,000 in goodwill. At that date, the company had $12,574 in current liabilities, resulting in a net stockholders' equity of $1,806,344.

      We have never generated revenues from web hosting, software sales or business services.

      We showed a net income of $57,410 during the nine-month period ended September 30, 2002. After adjusting for $14,500 in non-cash depreciation expense and $65 in dividend income, our EBITDA for the nine-month period ended September 30, 2002 was $71,845.

      The company showed a net loss of ($226,012) during the nine-month period ended September 30, 2001. After adjusting for $14,657 in non-cash depreciation expense, our EBITDA for the nine-month period ended September 30, 2001 was ($211,355).

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

      At September 30, 2002, we had $1,866,132 in stockholders' equity and $238,845 in net current assets. We believe our net current assets will only be adequate to provide for the operating and capital expenses of the company for a short period of time from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

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

      We have the authority to issue 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock without a vote of the stockholders. A total of 13,726,951 shares of Common Stock were issued and outstanding on September 30, 2002 and at the date of this Report.

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

November 13, 2002
                                          Yifan Communications, Inc.



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