Form 10KSB
period 2002-12-31
YIFAN COMMUNICATIONS INC
filed 2003-05-16
CIK 915766

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Yes [X]    No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The Issuer's revenue for the year ended December 31, 2002 was $1,538,339.

     Based on the average bid and asked price of the Issuer's Common Stock on May 15, 2003, as reported on the NASD's OTC Bulletin Board, the aggregate market value of the 4,587,451 shares of Common Stock held by non-affiliates was $1,720,294.

     On May 15, 2003, the Issuer had a total of 13,726,951 shares of Common Stock issued and outstanding.

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

     Year 2000 Restructuring. On March 30, 2000, our former board of directors approved the sale of a controlling interest in our company to Tobem Investments. It then appointed Tobem's nominee, Sally A. Fonner, to serve as a member of the board of directors. After appointing Ms. Fonner to serve as a member of the board, all of our former directors resigned and Ms. Fonner became the sole director of our company. Immediately thereafter, our company and Tobem entered into a Project Management Agreement (the "PMA") with Capston Network Company ("Capston"), a corporation owned by Ms. Fonner. Under the PMA, Capston was specifically authorized and obligated to (a) manage our company's ministerial accounting and administrative functions, (b) negotiate the payment and/or compromise of our company's outstanding liabilities; and (c) negotiate a business combination agreement with a suitable privately held company

     Between March 30, 2000 and July 28, 2000, Capston and Ms. Fonner devoted substantial time and effort to negotiations with our company's creditors. As a result of these negotiations, the creditors agreed to accept aggregate cash payments of $98,107 in full settlement of approximately $700,000 in outstanding indebtedness. During this same period, our company incurred aggregate operating expenses of $35,179, for an aggregate cash outflow of $123,286. Of this amount, $75,000 was paid from the cash contributed by Tobem. The $48,286 balance was paid by Capston and accounted for as a stock purchase. Our company also issued shares to its former legal counsel for unpaid fees. After giving effect to all of the foregoing transactions, our company had 32,500,000 shares issued and outstanding. Of this number, Tobem owned 15,000,000 shares and Capston owned 3,500,000 shares.

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

     Acquisition of Yifan.com, Inc. On July 30, 2000, our company entered into a reorganization agreement with Yifan.com, Inc., a New York corporation, resulting in our present organization, Yifan Communications, Inc.


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

     o Remote Learning Products - facilitates Internet-based education programs in Chinese,

     o    Chinese language chat room software.

     By 1999, we had expanded our Portal network to four domains. In October 2000, we purchased the business plan and preliminary software source code for a proposed Internet web site that will provide members with a convenient and cost effective nationwide information clearinghouse for available grocery diversion transactions. In January 2001, we launched our first e-commerce site at www.yifanmall.com. Our second e-commerce site at www.grocer2grocer.com was launched in the second quarter of 2001. We presently serve 50,000 registered users and more than half million unregistered users and generate an average of three million page impressions per day. To date, we have grown our business with virtually no advertising or promotion, other than word of mouth. We are focusing our principal efforts on:

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

     In September 2000, we entered into our first Internet advertising contract. This agreement with DoubleClick, Inc. authorizes DoubleClick to resell banner advertising space on certain of our web pages and provides for a per impression fee that increases as our number of impressions increases. We have since entered into another Internet advertising contract with 247RealMedia. Because we are beginning to place banner advertising space on a larger number of web pages, we expect future advertising revenues to increase significantly.

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

     Our grocery diversion accounts for most of our current revenues. We purchased the business plan, Internet domain name, business plan and all preliminary web-site design elements for www.grocer2grocer.com in October 2000. Grocery diversion operations in the year ended December 31, 2002 realized approximately $1,433,000 in revenue from grocery transactions. After deducting the associated cost of goods sold, our grocery diversion activities contributed approximately $155,000 in gross profit.

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

     We plan to enter into other on-line businesses from time to time as opportunities present themselves. In each case, however, our primary goal will be to create self-sustaining business units that demonstrate the utility of our products and services in a real world setting where a modest investment in technology can make a significant difference in bottom line profitability.

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

Employees

     As of May 15, 2003, we had 2 full-time employees in the United States. We also employ a total of 20 consultants, including 11 consultants who telecommute from Hong Kong and the PRC. This staff supports our software and web site development efforts, and enables us to provide customized e-commerce solutions at a very attractive cost. None of our employees or consultants is represented under collective bargaining agreements. We consider our relations with our employees and consultants to be good.

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

     Our Company had approximately $250,000 in cash and accounts receivable at December 31, 2002. We believe these resources will be adequate to provide for our operating expenses for a period of six to twelve months from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

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

     For the first time in our company history, we showed an annual net income in 2002. The primary source of this income is from our grocery diversion operations. To date, all of our operating losses in prior years have been paid from capital. We anticipate that our Company will continue to incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures, increased sales and marketing costs, additional personnel costs, greater levels of product development and our overall expansion strategy. It is likely that our operating losses will increase in the future and we may never sustain profitability.

The market for our outstanding shares is limited and the current market price of the Old Common bears no relationship to our assets, earnings or any other established criteria of value.

     The book value per share of our Common Stock was approximately $.15 per share at December 31, 2002. Trading in our Common Stock has been limited and sporadic and the closing prices were $.25 bid and $.50 asked on May 15, 2003. These trading values bear no necessary relationship to our assets, earnings or any other established criteria of value. At this time an investment in our Company must be considered an investment based on the perceived value of our strategic plan and the track record of our officers and directors. None of these factors can be quantified.

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

We are subject to the SEC's Penny Stock Rules

     The SEC's "Penny Stock Rules" govern trading of our Common Stock. These rules apply to all Bulletin Board stocks that cost less than $5.00 per share and are issued by companies having less than $5,000,000 in net tangible assets. We have approximately $1,500,000 in net tangible assets and the market price of our Common Stock is currently $.25 bid and $.50 asked. Accordingly, there is no assurance that the Company will ever be exempt from the Penny Stock Rules. The Penny Stock Rules impose substantial sales practice burdens and requirements upon broker-dealers who sell such securities to persons other than established customers and accredited investors. Before effecting transactions covered by the Penny Stock Rules, a broker-dealer must make a special suitability determination for each purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the Penny Stock Rules may affect the ability of broker-dealers to effect market transactions in our Common Stock. The Penny Stock Rules may also affect the ability of persons now owning or subsequently acquiring our securities to resell such securities in any trading market that may develop. Such factors may have a material adverse impact on the market price of our Common Stock.

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

     During the year ended December 31, 2002, we generated approximately $1,400,000 in revenue from our grocery diversion operations and after deducting the associated cost of goods sold, our gross profit in the year ended December 31, 2002 was approximately $155,000.

     As a result of our limited operating history, our business model and our growth strategy are unproven. We cannot be certain that our business model and our growth strategy will continue to be successful or that we will be able to compete effectively, achieve market acceptance or otherwise address the risks associated with our existing and proposed business activities.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote of our security holders during the fourth quarter or the year ended December 31, 2002.


PART II

Item 5. Market for Common Equity and Related Stockholder Matters


     Our Common Stock is listed on the NASD's Electronic Over-the-Counter Bulletin Board (symbol: YIFN). The following table sets forth, for the periods shown, the high and low trading prices for the Common Stock. The quoted prices reflect interdealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. On May 15, 2003, the closing bid and asked prices for our Common Stock were $0.05 and $0.45, respectively.

                                                         Low             High
      Year ending December 31, 2002
      January 1 through December 31, 2002              $0.01            $0.20
      Fourth Quarter                                   $0.01            $0.05

      Year ending December 31, 2001
      January 1 through December 31, 2001               $.25            $1.00

      On May 15, 2003, the number of stockholder accounts of record was 164.


Item 6. Plan of Operations.


Results of Operations.

     At December 31, 2001, Yifan LLC had $1,848,348 in total assets, including $203,886 in cash and accounts receivable, $58,524 in equipment, $646,261 in capitalized software development costs, and $937,000 in investments and goodwill. At that date, we had $1,198 in accounts payable, $14,922 in other current liabilities, resulting in a net stockholder's equity of $1,832,228.

     At December 31, 2002, we had $1,886,070 in total assets, including $259,941 in cash and accounts receivable, 39,193 in equipment, $644,261 in capitalized software development costs, and $937,000 in investments and goodwill. At that date, we had $1,141 in accounts payable, and $10,655 in other current liabilities, resulting in a net stockholders' equity of $1,874,275.

     During the year ended December 31, 2001, we generated advertising revenue from DoubleClick and from grocery diversion activities. After deducting the associated cost of goods sold, our grocery diversion activities contributed approximately $42,000 in gross profit.

     The year ending December 31, 2002 is the first year we have generated revenues from web hosting, software sales or consulting. During the year ended December 31, 2002, we generated advertising revenue from our contracts with DoubleClick and 247RealMedia, and from grocery diversion transactions. We expect that revenue from our contracts with DoubleClick and 247RealMedia will constitute the bulk of our advertising revenue until additional sponsorships can be negotiated. We do not anticipate a limited customer base for our grocery diversion activities.


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

     At December 31, 2002, we had $1,874,275 in stockholders' equity and approximately $250,000 in cash and accounts receivable. We believe these resources will be adequate to provide for our operating expenses for a period of three to six months from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

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

     We have the authority to issue 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock without a vote of the stockholders. A total of 13,726,951shares of Common Stock were issued and outstanding on December 31, 2002 and at the date of this Report.

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

Item 7. Financial Statements.



(A)   Audited Consolidated Financial Statements

                          Independent Auditors' Report


To the Board of Directors of
Yifan Communications, Inc.

      We have audited the accompanying consolidated balance sheet of Yifan Communications, Inc. and its wholly-owned subsidiary Yifan.com, Inc. at December 31, 2002, and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yifan Communications, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                Martin Ender
                                                Want & Ender CPA, P.C.
                                                Certified Public Accountants

New York, New York
May 13, 2003

                           Yifan Communications, Inc.
                           Consolidated Balance Sheet
                             As at December 31, 2002


                                     Assets
--------------------------------------------------------------------------------
Current Assets

   Cash in banks .........................................          $    17,932
   Accounts receivable ...................................              242,009
   Prepaid expenses ......................................                3,676
                                                                    ------------

Total Current Assets .....................................              263,617
                                                                    ------------

Fixed Assets

   Computer and software equipment .......................               91,028
   Accumulated depreciation ..............................              (51,836)
                                                                    ------------

Total Fixed Assets .......................................               39,192
                                                                    ------------

Other Assets

   Capitalized Software ..................................              646,261
   Goodwill ..............................................              937,000
                                                                    ------------

Total other assets .......................................            1,583,261
                                                                    ------------

Total assets .............................................          $ 1,886,070
                                                                    ============

                      Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities

   Accounts payable ........................................        $     2,668
   Wages payable ...........................................              9,127
                                                                    ------------

Total Current Liabilities ..................................             11,795

Long Term Liabilities ......................................                  0
                                                                    ------------

Total liabilities ..........................................             11,795
                                                                    ------------

Stockholders Equity

   Common Stock, $.008 par value,
     Authorized 100,000,000 shares,
     Issued and outstanding 13,726,951 shares ..............            108,216
   Additional paid-in capital ..............................          2,247,990
   Retained earnings .......................................           (481,931)
                                                                    ------------
Total Stockholders' Equity .................................        $ 1,874,275
                                                                    ------------

Total Liabilities and Equity ...............................        $ 1,886,070
                                                                    ============

  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                   Consolidated Statement of Income (Loss)
                      For the Year Ended December 31, 2002


--------------------------------------------------------------------------------
Income
   Revenues ..................................................        1,514,782
                                                                   -------------
Cost of Goods Sold ..........................................         1,281,680
                                                                   -------------

Gross Profit ................................................           233,102
                                                                   -------------

Operating Expenses
   Administrative Salaries ..................................            34,044
   Administrative Expenses ..................................             3,772
   Advertising Expenses .....................................             1,359
   Automobile Expense .......................................             6,816
   Bank and Finance Charges .................................             6,333
   Consulting ...............................................            51,023
   Dues & Subscriptions .....................................               502
   Insurance ................................................               496
   License and Permits ......................................                 0
   Network ..................................................            47,803
   Office Supplies ..........................................               807
   Outside Contracting ......................................             2,800
   Payroll Expenses .........................................            39,695
   Postage & Delivery .......................................               295
   Printing & Reproduction ..................................                 6
   Professional Fees ........................................             3,977
   Rent .....................................................                 0
   Repairs ..................................................                 0
   Shipping .................................................             2,071
   Telephone ................................................             3,952
   Travel & Entertainment ...................................               398
                                                                   -------------

Total Operating Expense .....................................           166,462
                                                                   -------------

Net Operating Income (Loss) .................................      $     66,640
                                                                   -------------
Taxes
   Payroll Taxes ............................................             4,400
   FUI and SUI  .............................................               930
                                                                   -------------

Total Taxes .................................................             5,330
                                                                   -------------

Net Income (loss) after taxes ...............................      $     61,310
                                                                   -------------
Other deductions
   Depreciation .............................................            19,332
                                                                   -------------

Total other deductions ......................................            19,332
                                                                   -------------
Other Income
   Dividend Income ..........................................                69
                                                                   -------------

Net Income (loss) for the period ............................      $     42,048
                                                                   =============

Net Income (loss) per common share ..........................       $       .00
                                                                   ============

Weighted average number of common shares outstanding ........        12,711,500
                                                                   ============

  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                   Consolidated Statement of Income (Loss)
                      For the Year Ended December 31, 2001


--------------------------------------------------------------------------------
Income
   Revenues .................................................         1,227,685
                                                                   -------------
Cost of Goods Sold ..........................................         1,049,635
                                                                   -------------

Gross Profit ................................................           178,051
                                                                   -------------

Operating Expenses
   Administrative Salaries ..................................            15,919
   Administrative Expenses ..................................            80,100
   Advertising Expenses .....................................             2,225
   Automobile Expense .......................................             8,230
   Bank and Finance Charges .................................             1,510
   Consulting ...............................................            20,645
   Dues & Subscriptions .....................................                 0
   Insurance ................................................               645
   Network ..................................................            30,148
   Office Supplies ..........................................             2,663
   Outside Contracting ......................................             4,500
   Postage & Delivery .......................................                 0
   Printing & Reproduction ..................................                 0
   Professional Fees ........................................           165,291
   Rent .....................................................             1,368
   Repairs ..................................................               324
   Shipping .................................................             3,420
   Telephone ................................................             3,889
   Travel & Entertainment ...................................               779
                                                                   -------------

Total Operating Expense .....................................           341,659
                                                                   -------------

Net Operating Income (Loss) .................................      ($   163,608)
                                                                   -------------
Taxes
   Payroll Taxes ............................................             3,023
   FUI and SUI  .............................................               357
                                                                   -------------

Total Taxes .................................................             3,380
                                                                   -------------

Net Income (loss) after taxes ...............................      ($   166,988)
                                                                   -------------

Other deductions
   Depreciation .............................................            20,598
                                                                   -------------

Total other deductions ......................................            20,598
                                                                   -------------

Other Income
   Dividend Income ..........................................                 0
                                                                   -------------

Net Income (loss) for the period ............................      ($   187,586)
                                                                   =============

Net Income (loss) per common share ..........................      ($       .01)
                                                                   =============

Weighted average number of common shares outstanding ........        12,711,500
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                Consolidated Statement of Stockholders' Equity
                             As at December 31, 2002


--------------------------------------------------------------------------------

Common Stock, new
13,726,951 shares par value $.008 ........................          $   108,216

Additional paid-in capital ...............................            2,247,990
Retained Earnings ........................................             (523,978)
Net income (loss) for the year ...........................               42,048
                                                                    ------------

Balance December 31, 2002 ................................          $ 1,874,275
                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                      Consolidated Statement of Cash Flows
                      For the Year Ended December 31, 2002


--------------------------------------------------------------------------------
Cash flow from operating activities
   Net income (loss) ........................................      $     42,048

Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization ............................            19,332
   (Increase) decrease in accounts receivable ...............           (44,694)
   (Increase) decrease in other assets ......................            (1,000)
   (Increase) decrease in Accounts Payable ..................              (111)
   Increase (decrease) in Accrued Liabilities ...............            (4,214)
                                                                   -------------

Total adjustments ...........................................      ($    30,687)
                                                                   -------------

Net cash provided (used) by operating activities ............      $     11,361
                                                                   -------------

Cash flows from investing activities

   Cash payments for computer equipment .....................                 0
                                                                   -------------

Net cash provided (used) by investing activities ............                 0
                                                                   -------------

Cash Flows from Financing activities

   Proceeds from issuance of common stock ...................                 0
                                                                   -------------

Net cash provided (used) by financing activities ............                 0
                                                                   -------------

Net increase (decrease) in cash .............................            11,361
Cash at beginning of period .................................             6,571
                                                                   -------------

Cash at end of period .......................................      $     17,932
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

    (iii) The Company issued 179,921 shares of $.008 par value common stock to certain finders who assisted in the negotiation of the transaction; and (iv) A principal stockholder of the Company agreed to transfer 89,961 shares of $.008 par value common stock to such finders.

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

     In accordance with generally accepted accounting principles, the Company's acquisition of Yifan.com was accounted for as a reverse merger. As a result, Yifan.com has been treated as the acquiring entity and the Company has been treated as the acquired entity for accounting purposes, even though the Company is the acquiring entity for legal purposes.

     The historical financial information of Yifan.com, Inc. has become the historical financial information of the Company in connection with the acquisition. Similarly, the historical equity and earnings of Yifan.com, Inc. prior to the acquisition have been retroactively restated for the equivalent number of shares to be received in connection with the acquisition.

      The balance sheet reflects the financial position of the Company as of December 31, 2002. The related statements of operations, cash flow and stockholders' equity reflect the operations of the Company for the year ended December 31, 2002

                           Yifan Communications, Inc.
                  Notes to Consolidated Financial Statements


3.   Summary of Significant Accounting Policies--continued

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

(f)  Non-cash compensation and legal fees

     During 2000, the Company issued 180,000 shares of Common Stock as compensation under an administrative services agreement and 360,000 shares of Common Stock as compensation under a legal services agreement. For accounting purposes, all such transactions were recorded at a value of $.89 per share. A total of $240,300 in non-cash administrative and legal fees were charged to expense in the current year. The $240,300 balance was carried as a prepaid expense at year end and was amortized during the first six months of the year ended December 31, 2001.

                           Yifan Communications, Inc.
                  Notes to Consolidated Financial Statements


3.   Summary of Significant Accounting Policies--continued

(g)  Software Development Costs

     The Company accounts for software development costs in compliance with the requirements of FASB 86, which requires the capitalization of software development costs once the technological feasibility of a software product is established. During the year ended December 31, 2001, the Company capitalized a total of $109,462 in software development costs. During the year ended December 31, 2002, no software development costs were capitalized. These capitalized software development costs will be amortized in future periods in accordance with the requirements of FASB 86.

(h)  Net income/loss per share

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

(i)  Employee's Incentive Stock Plan

     Full-time employees of the Company and its subsidiaries, including officers and employee directors, are eligible to participate in the Company's Incentive Stock Plan (the "Plan"), which provides for the grant of incentive equity awards covering up to 1,500,000 shares of common stock. The Plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock and (v) stock bonuses (collectively, "Incentive Awards'). In addition, the Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. A committee of the Board of Directors administers the Plan and has the power to determine, in its discretion, the number of shares subject to each incentive grant and the terms of the incentive grant. No employee options were granted during the year ended December 31, 2002.

(j)  Director's Stock Option Plan

     The Directors' Option Plan provides for the annual grant of an option to purchase 25,000 shares of common stock to each member of the Board of Directors who is not a full-time employee of the Company. Options granted under the Directors' Option Plan are subject to forfeiture if the holder resigns from the Board or is removed for cause before the date of the next annual meeting of the stockholders. Options granted under the Directors' Option Plan become fully vested on the date of the first annual meeting of the stockholders following the date of grant. The total number of shares available for grant under the Director's Plan is 500,000. No option plan was granted during the 2002 fiscal year.

4.   Concentration of Risks

     During the year ended December 31, 2002, the Company generated approximately $55,000 of income from two advertising contracts with DoubleClick, Inc and 247RealMedia. It also generated approximately $1,433,000 in revenue from grocery diversion transactions.

     It is not possible to predict whether there will be significant concentrations of risk in the grocery diversion or advertising contracts. in future periods. The Company expects the revenue from its DoubleClick contract to comprise the bulk of its advertising revenue until additional advertising sponsorships can be negotiated. The Company does not anticipate a limited customer base for its future merchandising activities.

Item 8.  Financial Disclosure.

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


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

     Our Company's directors and executive officers are identified in the following table:

        Name              Age           Positions
      Yifan He            26     President, Chief Technical Officer and Director
      Liming Yung         38     Director
      Jeffery Wu          38     Director
      Ahn Tran            50     Director

     While we have no executive officers other than Mr. He, we rely extensively on the experience and abilities of the other members of our board of directors. Biographical information on our officers and directors is set forth below.

     Mr. Yifan He was the creator of the Yifan.com web site in 1997 and previously served as Manager of Yifan, LLC, and as president of Yifan.com, Inc. Mr. He has served as our President, Chief Technology Officer and a member of our board of directors since August 17, 2000. For the last four years, Mr. He has been responsible for day-to-day technical operations, strategy development, technical design, product development and quality assurance. Mr. He has managed the growth of the Company from a sole proprietorship through the formation of an LLC, a reorganization of the LLC into Yifan, Inc. and the subsequent combination of Yifan, Inc. with the Company. During this development period, Mr. He supervised the expansion of the Company's staff to over 30 consultants and employees, including a total of 7 PhDs. Mr. He's education includes a B.S. in Computer Science from SUNY at Stony Brook. Mr. He was born in Xi'an, China, and has been a U.S. resident since 1996. Mr. He also will attend the MBA program in fall of 2003 at MIT Sloan Business School.

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

INFORMATION CONCERNING THE BOARD OF DIRECTORS AND ITS COMMITTEES

     The Company has no compensation committee, no audit committee, and no nominating committee. Decisions concerning nominees for Director and executive officer compensation for fiscal 2002 were made by the full Board of Directors.

     The Board of Directors held regular meetings and took action by unanimous written consent on three occasions during the fiscal year ended December 31, 2002, in which all members of the board of directors took part.

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

Item 10. Executive Compensation.

         The following sets forth all forms of compensation we paid our executive officers during the year ended December 31, 2002. No executive officer of our company received cash compensation that exceeded $100,000 during the year ended December 31, 2002.

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

DIRECTOR COMPENSATION

     We do not currently pay any cash fees to our Directors.

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

EMPLOYEES' INCENTIVE STOCK PLAN

     On September 22, 2000, certain consenting stockholders ratified the adoption of an incentive stock plan for the benefit of our employees. The plan will permit the grant of incentive equity awards covering up to 1,500,000 shares of common stock. The plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock and (v) stock bonuses (collectively, "Incentive Awards'). In addition, the plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. Full-time employees of the Company and its subsidiaries, including officers and employee directors, are eligible to participate in the plan. We believe the plan will give us the ability to emphasize equity-based compensation in structuring compensation packages for our employees. We also believe that an emphasis on equity-based compensation will yield the greatest benefit for our shareholders, as employee compensation will be directly dependent on the value of our stockholders' investments. As of December 31st, 2002, no Incentive Awards have been granted under the plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following describes as of December 31st, 2002, the beneficial ownership of our outstanding common stock of:

     o Each person known to us who beneficially owns more than 5% of the common stock

     o    Each of our Directors

     o    Each of our executive officers

     o    All of our executive officers and directors as a group


                                            Amount and
                                            Nature of
Name and Address                            Beneficial                 Percent
of Beneficial Owner                         Ownership                  of Class
================================================================================
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

         (1) 41-60 Main Street, Suite 210, Flushing, Queens, New York 11355.

         (2) 1268 Bayshore Blvd., Dunedin, Florida 34698

         (3) Options to purchase 25,000 shares of common stock at a price of $6 per share were issued to each of our four non-employee directors on September 25, 2000. The option granted to Ms. Fonner became exercisable on March 15, 2001 when she resigned from the board of directors to accommodate the appointment of Mr. Iglesias. The remaining 75,000 directors' options became exercisable on the date of the annual meeting.

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

Item 12. Certain Relationships and Related Transactions.

     Our Board of Directors has adopted a policy that all of our affairs will be conducted by standards applicable to publicly-held corporations and that we will not enter into any transactions or loans between us and our officers, directors and 5% shareholders, unless the terms are no less favorable than we could obtain from independent, third parties, and that these types of transactions must be approved by our disinterested directors. Subsequent Transactions

     In July 2000, Yifan.com entered into an agreement with its legal counsel that provided for the issuance of 360,000 shares of New Common, valued at $0.89 per share, as compensation for legal services to be rendered on behalf of our company during the first year after the closing of the Yifan Transaction. The agreement specified the services to be performed by such counsel and provided for partial reimbursement of any fees that our company is required to pay to other law firms during its term. We recognized non-cash compensation expense of $160,200 in connection with this agreement in the year ended December 31, 2000 and recognized the $160,200 balance during the first two quarters of 2001.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

     None.

Reports on Form 8-K

     None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2003
                                            Yifan Communications, Inc.


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



                                            By: /s/ Yifan He
                                               ----------------------------
                                            Yifan He, Director
                                            Dated: May 15, 2003


                                            By: /s/ Jeffery Wu
                                               ----------------------------
                                            Jeffery Wu, Director
                                            Dated: May 15, 2003


                                            By: /s/ Liming Yung
                                               ----------------------------
                                            Liming Yung, Director
                                            Dated: May 15, 2003


                                            By: /s/ Ahn Tran
                                               ----------------------------
                                            Ahn Tran, Director
                                            Dated: May 15, 2003