Form 10QSB
period 2003-03-31
YIFAN COMMUNICATIONS INC
filed 2003-06-05
CIK 915766

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     On June 3, 2003, the issuer had a total of 13,726,951 shares of common stock, $0.008 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (Check One):

     Yes [_]  No [X]

                                TABLE OF CONTENTS

Part I   Financial Information

Item 1   Financial Statements

         Consolidated Balance Sheets                                    3

         Consolidated Statement of Operation for the Three-Month
            Periods ended March 31, 2003 and 2002                       5

         Consolidated Statement of Cash Flow for the Period
            ended March 31, 2003                                        7

         Notes to Consolidated Financial Statements                     8

Item 2   Plan of Operations                                             9

Part II  Other Information
         Item 1 Legal Proceedings                                      11
         Item 2 Changes in Securities                                  11
         Item 3 Default upon Senior Securities                         11
         Item 4 Submission of Matters to a Vote of Security Holders    12
         Item 5 Other Information                                      12
         Item 6 Reports of Form 8 - K                                  12

         Signatures                                                    12

Part I   Financial Information

Item 1   Financial Statements



                           Yifan Communications, Inc.
                           Consolidated Balance Sheet


                                                    March 31,      December 31,
                                                      2003              2002

                                     ASSETS
Current Assets

   Cash in banks ...........................      $    22,447       $    17,932
   Accounts receivable .....................          116,173           242,009
   Prepaid expenses ........................            3,676             3,676
                                                  ------------      ------------

Total Current Assets .......................          142,296           263,617
                                                  ------------      ------------

Fixed Assets

   Computer and software equipment .........           91,028            91,028
   Accumulated depreciation ................          (56,077)          (51,836)
                                                  ------------      ------------

Total Fixed Assets .........................           34,951            39,192
                                                  ------------      ------------

Other Assets

   Capitalized Software ....................          646,261           646,261
   Goodwill ................................          937,000           937,000
                                                  ------------      ------------

Total other assets .........................        1,583,261         1,583,261
                                                  ------------      ------------

Total assets ...............................      $ 1,760,508       $ 1,886,070
                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable ..............................$     4,074    $     2,668
   Wages payable..................................      3,565          9,127
                                                  ------------   ------------

Total Current Liabilities ........................      7,639         11,795

Long Term Liabilities ............................          0              0
                                                  ------------   ------------

Total liabilities ................................      7,639        11,795
                                                  ------------   ------------

Stockholders Equity

Common Stock, $.008 par value,
   Authorized 100,000,000 shares,
     Issued and outstanding 13,726,951 shares ....       108,216        108,216
Additional paid-in capital .......................     2,247,990      2,247,990
Retained earnings ................................      (603,337)      (481,931)
                                                     -----------    -----------
Total Stockholders' Equity .......................   $ 1,752,869    $ 1,874,275
                                                     -----------    -----------

Total Liabilities and Equity .....................   $ 1,760,508    $ 1,886,070
                                                     ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                     Consolidated Statement of Income (Loss)


                                                      Three-Months Ended
                                                  March 31,           March 31,
                                                    2003                2002

Income
   Advertising Income ....................     $      4,424       $     18,161
   Consulting Income .....................     $      7,843       $          0
   Merchandise Sales .....................     $          0       $      2,018
   Other Regular Income ..................     $      9,852       $          0
   Product Sale Income ...................     $    251,454       $    393,500
                                               -------------      -------------
   Total Income ..........................          273,573            413,679

   Less: Cost of Goods Sold ..............          245,479            373,320
                                               -------------      -------------

Gross Profit .............................           28,094             40,359

Operating Expenses
   Administrative Expenses ...............     $        112       $        653
   Professional Fees .....................            2,900              2,352
   Bank Service Charges ..................            2,003              1,412
   Payroll Expenses ......................                0             10,919
   Consulting services ...................            3,041              9,950
   Network Expenses ......................            2,494              8,734
   Auto Expense ..........................              402                810
   Telephone expenses ....................              456                392
   Travel & Entertainment ................              340                  0
   Shipping and Freight ..................            1,957                467
                                               -------------      -------------

Total Operating Expense ..................           13,705       $     35,689
                                               -------------      -------------

Net Operating Income (Loss) ..............      $    14,389       $      4,670
                                               -------------      -------------

   Total Taxes ...........................                0                  0
                                               -------------      -------------

Net Income (loss) after taxes ............      $    14,389       $      4,670
                                               -------------      -------------

Other Income/Expense
   Other Income
      Dividend Income ....................                1                  1
      Other Income - Other ...............               50                  0
                                               -------------      -------------
   Total Other Income ....................               51                  1


   Other Expense
      Bad Debts ..........................          129,075                  0
      Depreciation .......................            4,241              4,833
      Other Expenses .....................            2,530                  0
                                               -------------      -------------
   Total Other Expense ...................          135,846              4,833
                                               -------------      -------------

Net Other Income .........................         (121,406)              (162)
                                               -------------      -------------


Net Income (loss) for the period .........    ($    121,406)     ($        162)
                                               =============      =============

Net Income (loss) per common share .......    ($        .01)     ($        .00)
                                               =============      =============

Weighted average number of common
  shares outstanding .....................       13,726,951         13,726,951
                                               =============      =============

  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                      Consolidated Statement of Cash Flows


                                                              Three-Months Ended
                                                                    March 31,
                                                                       2003
Cash flow from operating activities
   Net income (loss) .............................                 ($ 121,406)

Adjustments to reconcile net income to
   net cash provided by operating activities

   Depreciation and amortization .................                      4,241
   (Increase) decrease in accounts receivable ....                    125,835
   (Increase) decrease in prepaid exp. & other ...                          0
   Increase (decrease) in current liabilities ....                     (4,155)

Total adjustments ................................                    125,921
                                                                    ----------

Net cash provided (used) by operating activities .                  $   4,515
                                                                    ----------

Cash flows from investing activities

   Cash purchases of equipment ...................                          0
   Capitalized Software Development ..............                          0
                                                                    ----------

Net cash provided (used) by investing activities .                          0
                                                                    ----------

Net increase (decrease) in cash ..................                   (  4,515)
Cash at beginning of period ......................                     17,932
                                                                    ----------

Cash at end of period ............................                  $  22,447
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

(c)   Revenue recognition

      During the three-month period ended March 31, 2003, the Company realized approximately $4,424 in advertising revenue, and approximately $251,454 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $5,976 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

      During the three-month period ended March 31, 2002, the Company realized approximately $18,161 in advertising revenue and approximately $393,500 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $20,180 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

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


4.    Concentration of Risks

      During the three-month period ended March 31, 2003, the Company generated approximately $4,424 in advertising revenue from contracts with DoubleClick, and 247RealMedia, Inc. It also generated approximately $251,454 in revenue from merchandising transactions. The company wrote off approximately $129,000 in bad debts in the first quarter which adversely affected the net income.

      The Company expects the revenue from its DoubleClick and 247RealMedia contracts to comprise the bulk of its advertising revenue until additional advertising sponsorships can be negotiated. The Company does not anticipate a limited customer base for its future merchandising activities.


Item 2. Plan of Operations.

Results of Operations.

      At March 31, 2003, Yifan.com had $1,760,508 in total assets, including $22,447 in cash, $118,849 in accounts receivable and prepaid expenses, $34,952 in equipment and $646,261 in capitalized software development costs. At that date, Yifan.com had $7,640 in liabilities and net stockholders' equity of $1,752,869.

      At March 31, 2003, Yifan.com had $1,823,789 in total assets, including $23,037 in cash, $163,800 in accounts receivable and prepaid expenses, $53,691 in equipment, $646,261 in capitalized software development costs and $937,000 in goodwill. At that date, the company had $11,710 in current liabilities, resulting in a net stockholders' equity of $1,812,080.

      We have never generated revenues from web hosting, software sales or business services.

      We showed a net loss of $121,406 during the three-month period ended
March 31, 2003. After adjusting for $129,075 in bad debt expense, $4,241 in non-cash depreciation expense and $2,479 in other income/expense, our EBITDA for the three-month period ended March 31, 2003 was a net income of $14,389.


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

      At March 31, 2003, we had $1,752,869 in stockholders' equity and $134,656 in net current assets. We believe our net current assets will only be adequate to provide for the operating and capital expenses of the company for a short period of time from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

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

      We have the authority to issue 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock without a vote of the stockholders. A total of 13,726,951 shares of Common Stock were issued and outstanding on March 31, 2003 and at the date of this Report.

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

June 3, 2003
                                          Yifan Communications, Inc.



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