Form 10QSB/A
period 2003-03-31
YIFAN COMMUNICATIONS INC
filed 2003-06-30
CIK 915766

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

     On June 27, 2003, the issuer had a total of 13,726,951 shares of common stock, $0.008 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (Check One):

     Yes [_]  No [X]

Certification Pursuant To
18 U.S.C. Section 1350
As Adopted Pursuant To
Section 906 of Sarbanes-Oxley act of 2002

In connection with the Quarterly Report of Yifan Communications, Inc. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on June 4th (the "Report"), I, Yifan He, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 28, 2003

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