Form 10QSB
period 2003-06-30
YIFAN COMMUNICATIONS INC
filed 2003-11-12
CIK 915766

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     On November 9, 2003, the issuer had a total of 13,726,951 shares of common stock, $0.008 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (Check One):

     Yes [_]  No [X]

                                TABLE OF CONTENTS

Part I   Financial Information

Item 1   Financial Statements

         Consolidated Balance Sheets                                    3

         Consolidated Statement of Operation for the Three-Month
            Periods ended June 30, 2003 and 2002                        5

         Consolidated Statement of Operation for the Six-Month
            Periods ended June 30, 2003 and 2002                        6


         Consolidated Statement of Cash Flow for the Three-Month
            Period ended June 30, 2003                                  7

         Consolidated Statement of Cash Flow for the Three-Month
            Period ended June 30, 2003                                  8

         Notes to Consolidated Financial Statements                     9

Item 2   Plan of Operations                                            10

Part II  Other Information
         Item 1 Legal Proceedings                                      12
         Item 2 Changes in Securities                                  12
         Item 3 Default upon Senior Securities                         12
         Item 4 Submission of Matters to a Vote of Security Holders    12
         Item 5 Other Information                                      12
         Item 6 Reports of Form 8 - K                                  12

         Signatures                                                    12

Part I   Financial Information

Item 1   Financial Statements


                           Yifan Communications, Inc.
                           Consolidated Balance Sheet


                                                    June 30,        December 31,
                                                      2003              2002

                                     ASSETS
Current Assets

   Cash in banks ...........................      $    24,269       $    17,932
   Accounts receivable .....................          109,690           242,009
   Prepaid expenses ........................            3,676             3,676
                                                  ------------      ------------

Total Current Assets .......................          137,635           263,617
                                                  ------------      ------------

Fixed Assets

   Computer and software equipment .........           91,028            91,028
   Accumulated depreciation ................          (60,302)          (51,836)
                                                  ------------      ------------

Total Fixed Assets .........................           30,726            39,192
                                                  ------------      ------------

Other Assets

   Loan to Shareholder .....................            1,000                 0
   Capitalized Software ....................          646,261           646,261
   Goodwill ................................          937,000           937,000
                                                  ------------      ------------

Total other assets .........................        1,584,261         1,583,261
                                                  ------------      ------------

Total assets ...............................      $ 1,752,622       $ 1,886,070
                                                  ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable ........................      $     2,125       $     2,668
   Wages payable............................            8,811             9,127
                                                  ------------      ------------

Total Current Liabilities ..................           10,936            11,795

Long Term Liabilities ......................                0                 0
                                                  ------------      ------------

Total liabilities ..........................           10,936            11,795
                                                  ------------      ------------

Stockholders Equity

Common Stock, $.008 par value,
   Authorized 100,000,000 shares,
     Issued and outstanding 13,726,951 shares ....       108,216        108,216
Additional paid-in capital .......................     2,247,990      2,247,990
Retained earnings ................................      (614,519)      (481,931)
                                                     ------------   ------------
Total Stockholders' Equity .......................   $ 1,741,687    $ 1,874,275
                                                     ------------   ------------

Total Liabilities and Equity .....................   $ 1,752,623    $ 1,886,070
                                                     ============   ============

  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                     Consolidated Statement of Income (Loss)


                                                      Three-Months Ended
                                                  June 30,            June 30,
                                                    2003                2002
Income
   Advertising Income ....................     $      2,230       $     20,583
   Consulting Income .....................     $      2,253       $      7,400
   Merchandise Sales .....................     $          0       $        885
   Other Regular Income ..................     $      5,723       $      1,027
   Product Sale Income ...................     $     29,276       $    285,330
                                               -------------      -------------
   Total Income ..........................           39,482            315,225

   Less: Cost of Goods Sold ..............           25,701            232,279
                                               -------------      -------------

Gross Profit .............................           13,781             82,946

Operating Expenses
   Administrative Expenses ...............     $      3,298       $      1,679
   Professional Fees .....................              660                375
   Bank Service Charges ..................              691              1,377
   Payroll Expenses ......................            5,246              7,351
   Consulting services ...................            9,784              5,300
   Network Expenses ......................              318              5,203
   Auto Expense ..........................               25              1,161
   Telephone expenses ....................              405                494
   Travel & Entertainment ................                0                 82
   Shipping and Freight ..................              220                436
                                               -------------      -------------

Total Operating Expense ..................           20,647       $     23,458
                                               -------------      -------------

Net Operating Income (Loss) ..............     ($     6,866)      $     59,488
                                               -------------      -------------

   Total Taxes ...........................                0                  0
                                               -------------      -------------

Net Income (loss) after taxes ............     ($     6,866)      $     59,488
                                               -------------      -------------
Other Income/Expense
   Other Income
      Dividend Income ....................                0                 26
      Other Income - Other ...............                0                  0
                                               -------------      -------------
   Total Other Income ....................                0                 26


   Other Expense
      Bad Debts ..........................                0                  0
      Depreciation .......................            4,226              4,833
      Other Expenses .....................                0                  0
                                               -------------      -------------
   Total Other Expense ...................            4,226              4,833
                                               -------------      -------------

Net Other Income .........................          (11,091)            54,681
                                               -------------      -------------

Net Income (loss) for the period .........     ($    11,091)      $     54,681
                                               =============      =============

Net Income (loss) per common share .......     ($       .00)      $        .00
                                               =============      =============

Weighted average number of common
  shares outstanding .....................       13,726,951         13,726,951
                                               =============      =============

  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                     Consolidated Statement of Income (Loss)


                                                      Six-Months Ended
                                                  June 30,            June 30,
                                                    2003                2002
Income
   Advertising Income ....................     $      6,654       $     38,744
   Consulting Income .....................     $     10,096       $      7,400
   Merchandise Sales .....................     $          0       $      2,903
   Other Regular Income ..................     $     15,575       $      1,027
   Product Sale Income ...................     $    280,730       $    678,830
                                               -------------      -------------
   Total Income ..........................          313,055            728,904

   Less: Cost of Goods Sold ..............          271,180            605,599
                                               -------------      -------------

Gross Profit .............................           41,875            123,305

Operating Expenses
   Administrative Expenses ...............     $      3,410       $      2,332
   Professional Fees .....................            3,560              2,727
   Bank Service Charges ..................            2,694              2,789
   Payroll Expenses ......................            5,246             18,270
   Consulting services ...................           12,825             15,250
   Network Expenses ......................            2,812             13,937
   Auto Expense ..........................              427              1,971
   Telephone expenses ....................              861                886
   Travel & Entertainment ................              340                 82
   Shipping and Freight ..................            2,177                903
                                               -------------      -------------

Total Operating Expense ..................           34,352       $     59,147
                                               -------------      -------------

Net Operating Income (Loss) ..............     $      7,523       $     64,158
                                               -------------      -------------

   Total Taxes ...........................                0                  0
                                               -------------      -------------

Net Income (loss) after taxes ............      $     7,523       $     64,158
                                               -------------      -------------
Other Income/Expense
   Other Income
      Dividend Income ....................                1                 27
      Other Income - Other ...............               50                  0
                                               -------------      -------------
   Total Other Income ....................               51                 27


   Other Expense
      Bad Debts ..........................          129,075                  0
      Depreciation .......................            8,467              9,666
      Other Expenses .....................            2,530                  0
                                               -------------      -------------
   Total Other Expense ...................          140,072              9,666
                                               -------------      -------------

Net Other Income .........................         (132,497)            54,519
                                               -------------      -------------

Net Income (loss) for the period .........     ($   132,497)      $     54,519
                                               =============      =============

Net Income (loss) per common share .......     ($       .01)      $        .00
                                               =============      =============

Weighted average number of common
  shares outstanding .....................       13,726,951         13,726,951
                                               =============      =============

   The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                      Consolidated Statement of Cash Flows


                                                              Three-Months Ended
                                                                    June 30,
                                                                      2003
Cash flow from operating activities
   Net income (loss) .............................                  ($ 11,091)

Adjustments to reconcile net income to
   net cash provided by operating activities

   Depreciation and amortization .................                      4,225
   (Increase) decrease in accounts receivable ....                      6,483
   (Increase) decrease in prepaid exp. & other ...                     (1,092)
   Increase (decrease) in current liabilities ....                      3,297

Total adjustments ................................                     12,913
                                                                    ----------

Net cash provided (used) by operating activities .                  $   1,822
                                                                    ----------

Cash flows from investing activities

   Cash purchases of equipment ...................                          0
   Capitalized Software Development ..............                          0
                                                                    ----------

Net cash provided (used) by investing activities .                          0
                                                                    ----------

Net increase (decrease) in cash ..................                     (1,822)
Cash at beginning of period ......................                     22,447
                                                                    ----------

Cash at end of period ............................                  $  24,269
                                                                    ==========

                          Yifan Communications, Inc.
                      Consolidated Statement of Cash Flows


                                                                Six-Months Ended
                                                                     June 30,
                                                                       2003
Cash flow from operating activities
   Net income (loss) .............................                  ($132,497)

Adjustments to reconcile net income to
   net cash provided by operating activities

   Depreciation and amortization .................                      8,466
   (Increase) decrease in accounts receivable ....                    132,319
   (Increase) decrease in prepaid exp. & other ...                     (1,092)
   Increase (decrease) in current liabilities ....                       (859)

Total adjustments ................................                    138,834
                                                                    ----------

Net cash provided (used) by operating activities .                  $   6,337
                                                                    ----------

Cash flows from investing activities

   Cash purchases of equipment ...................                          0
   Capitalized Software Development ..............                          0
                                                                    ----------

Net cash provided (used) by investing activities .                          0
                                                                    ----------

Net increase (decrease) in cash ..................                     (6,337)
Cash at beginning of period ......................                     17,932
                                                                    ----------

Cash at end of period ............................                  $  24,269
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

3        Summary of Significant Accounting Policies

(a)      Reverse merger method of accounting

         None

(b)      Use of estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(c)      Revenue recognition

         During the three-month period ended June 30, 2003, the Company realized approximately $2,230 in advertising revenue, and approximately $29,276 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $13,781 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

         During the three-month period ended June 30, 2002, the Company realized approximately $20,583 in advertising revenue and approximately $285,330 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $82,946 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

         During the six-month period ended June 30, 2003, the Company realized approximately $6,654 in advertising revenue, and approximately $280,730 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $41,875 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

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

4        Concentration of Risks

         During the three-month period ended June 30, 2003, the Company generated approximately $2,230 in advertising revenue from contracts with DoubleClick, and 247RealMedia, Inc. It also generated approximately $29,276 in revenue from merchandising transactions.

         The Company expects the revenue from its DoubleClick and 247RealMedia contracts to comprise the bulk of its advertising revenue until additional advertising sponsorships can be negotiated. The Company does not anticipate a limited customer base for its future merchandising activities.

Item 2   Plan of Operations.

Results of Operations.

         At June 30, 2003, Yifan.com had $1,752,622 in total assets, including $24,269 in cash, $113,366 in accounts receivable and prepaid expenses, $30,726 in equipment and $646,261 in capitalized software development costs. At that date, Yifan.com had $10,936 in liabilities and net stockholders' equity of $1,741,687.

         At December 31, 2002, Yifan.com had $1,886,071 in total assets, including $17,932 in cash, $245,585 in accounts receivable and prepaid expenses, $39,193 in equipment, $646,261 in capitalized software development costs and $937,000 in goodwill. At that date, the company had $11,795 in current liabilities, resulting in a net stockholders' equity of $1,874,276.

         We have never generated revenues from web hosting, software sales or business services.

         We showed a net loss of $6,866 during the three-month period ended June 30, 2003. After adjusting for $4,225 in other income/expense, our EBITDA for the three-month period ended June 30, 2003 was a net loss of $6,865.

         We showed a net loss of $132,497 during the six-month period ended June 30, 2003. After adjusting for $129,075 in bad debt expense, $4241 in non-cash depreciation expense, and $10,946 in other income/expense, our EBITDA for the three-month period ended June 30, 2003 was a net income of $7,523.

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

         At June 30, 2003, we had $1,741,686 in stockholders' equity and $134,657 in net current assets. We believe our net current assets will only be adequate to provide for the operating and capital expenses of the company for a short period of time from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

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

         We have the authority to issue 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock without a vote of the stockholders. A total of 13,726,951 shares of Common Stock were issued and outstanding on June 30, 2003 and at the date of this Report.

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

In June, 2003, Mr. Yifan He resigned his position as President and CEO of Yifan Communications. The board of directors has appointed Mr. Michael Yung to replace him as President and CEO.

As directed by Section 302(a) of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules to require an issuer's principal executive and financial officers each to certify the financial and other information contained in the issuer's quarterly and annual reports. The rules also require these officers to certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the issuer's internal controls; they have made certain disclosures to the issuer's auditors and the audit committee of the board of directors about the issuer's internal controls; and they have included information in the issuer's quarterly and annual reports about their evaluation and whether there have been significant changes in the issuer's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. The signature/signatures below incorporate by this reference these certifications.

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

November 9, 2003
                                     Yifan Communications, Inc.



                                     By:         /s/ Michael Yung
                                         ---------------------------------------
                                         Michael Yung, President,
                                         Chief Executive Officer, Principal
                                         Financial Officer, Principal Accounting
                                         Officer and Director