Form 10QSB
period 2003-09-30
YIFAN COMMUNICATIONS INC
filed 2003-11-14
CIK 915766

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

     On November 14, 2003, the issuer had a total of 13,726,951 shares of common stock, $0.008 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (Check One):

     Yes [_]  No [X]

                                TABLE OF CONTENTS

Part I   Financial Information

Item 1   Financial Statements

         Consolidated Balance Sheets                                    3

         Consolidated Statement of Operation for the Three-Month
            Periods ended September 30, 2003 and 2002                   5

         Consolidated Statement of Operation for the Nine-Month
            Periods ended September 30, 2003 and 2002                   6

         Consolidated Statement of Cash Flow for the Three-Month
            Period ended September 30, 2003                             7

         Consolidated Statement of Cash Flow for the Nine-Month
            Period ended September 30, 2003                             8

         Notes to Consolidated Financial Statements                     9

Item 2   Plan of Operations                                            10

Part II  Other Information
         Item 1 Legal Proceedings                                      13
         Item 2 Changes in Securities                                  13
         Item 3 Default upon Senior Securities                         13
         Item 4 Submission of Matters to a Vote of Security Holders    13
         Item 5 Other Information                                      13
         Item 6 Reports of Form 8 - K                                  13

         Signatures                                                    13

Part I   Financial Information

Item 1   Financial Statements

                           Yifan Communications, Inc.
                           Consolidated Balance Sheet

                                                 September 30,      December 31,
                                                      2003              2002

                                     ASSETS
Current Assets

   Cash in banks ...........................      $     8,398       $    17,932
   Accounts receivable .....................          109,690           242,009
   Prepaid expenses ........................            3,676             3,676
                                                  ------------      -----------

Total Current Assets .......................          121,764           263,617
                                                  ------------      -----------

Fixed Assets

   Computer and software equipment .........           91,028            91,028
   Accumulated depreciation ................          (64,649)          (51,836)
                                                  ------------      ------------

Total Fixed Assets .........................           26,379            39,192
                                                  ------------      -----------

Other Assets

   Loan to Shareholder .....................            8,789                 0
   Capitalized Software ....................          646,261           646,261
   Goodwill ................................          937,000           937,000
                                                  ------------      ------------

Total other assets .........................        1,592,050         1,583,261
                                                  ------------      ------------

Total assets ...............................      $ 1,740,193       $ 1,886,070
                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable ........................      $     2,366    $     2,668
   Wages payable............................               35          9,127
                                                  ------------   ------------

Total Current Liabilities ..................            2,401         11,795

Long Term Liabilities ......................                0              0
                                                  ------------   ------------

Total liabilities ..........................            2,401         11,795
                                                  ------------   ------------

Stockholders Equity

Common Stock, $.008 par value,
   Authorized 100,000,000 shares,
     Issued and outstanding 13,726,951 shares ....       108,216        108,216
Additional paid-in capital .......................     2,247,990      2,247,990
Retained earnings ................................      (618,414)      (481,931)
                                                     ------------   ------------
Total Stockholders' Equity .......................   $ 1,737,792    $ 1,874,275
                                                     ------------   ------------

Total Liabilities and Equity .....................   $ 1,740,193    $ 1,886,070
                                                     ============   ============

  The accompanying notes are an integral part of these financial statements.

                           Yifan Communications, Inc.
                     Consolidated Statement of Income (Loss)

                                                      Three-Months Ended
                                               September 30,      September 30,
                                                    2003                2002
Income
   Advertising Income ....................     $      2,788       $     10,477
   Consulting Income .....................     $      3,000       $     14,993
   Merchandise Sales .....................     $          0       $      1,303
   Other Regular Income ..................     $          0       $      3,180
   Product Sale Income ...................     $     12,425       $    469,358
                                               -------------      -------------
   Total Income ..........................           18,213            499,311

   Less: Cost of Goods Sold ..............           12,250            411,602
                                               -------------      -------------

Gross Profit .............................            5,963             87,709

Operating Expenses
   Administrative Expenses ...............     $          0       $      6,035
   Professional Fees .....................              500              3,000
   Bank Service Charges ..................              138              2,201
   Payroll Expenses ......................                0              9,904
   Consulting services ...................                0             23,868
   Network Expenses ......................                0             31,056
   Auto Expense ..........................                0              2,969
   Telephone expenses ....................              424                469
   Travel & Entertainment ................                0                152
   Shipping and Freight ..................              391                538
                                               -------------      -------------

Total Operating Expense ..................            1,453       $     80,192
                                               -------------      -------------

Net Operating Income (Loss) ..............     $      4,510       $      7,517
                                               -------------      -------------

   Total Taxes ...........................                0                  0
                                               -------------      -------------

Net Income (loss) after taxes ............     $      4,510       $      7,517
                                               -------------      -------------
Other Income/Expense
   Other Income
      Dividend Income ....................                0                 37
      Other Income - Other ...............                0                  0
                                               -------------      -------------
   Total Other Income ....................                0                 37

   Other Expense
      Bad Debts ..........................                0                  0
      Depreciation .......................            4,347              4,833
      Other Expenses .....................                0                  0
                                               -------------      -------------
   Total Other Expense ...................            4,347              4,833
                                               -------------      -------------

Net Other Income .........................          ( 4,347)            (4,795)
                                               -------------      -------------

Net Income (loss) for the period .........     $        163       $      2,721
                                               =============      =============

Net Income (loss) per common share .......     $        .00       $        .00
                                               =============      =============

Weighted average number of common
  shares outstanding .....................       13,726,951         13,726,951
                                               =============      =============

  The accompanying notes are an integral part of these financial statements.

                            Yifan Communications, Inc.
                     Consolidated Statement of Income (Loss)

                                                      Nine-Months Ended
                                               September 30,      September 30,
                                                    2003                2002
Income
   Advertising Income ....................     $      9,442       $     49,221
   Consulting Income .....................     $     13,096       $     22,393
   Merchandise Sales .....................     $          0       $      4,206
   Other Regular Income ..................     $     15,575       $      4,207
   Product Sale Income ...................     $    293,155       $  1,148,188
                                               -------------      -------------
   Total Income ..........................          331,268          1,228,215

   Less: Cost of Goods Sold ..............          283,430          1,017,201
                                               -------------      -------------

Gross Profit .............................           47,838            211,014

Operating Expenses
   Administrative Expenses ...............     $      3,410       $      8,367
   Professional Fees .....................            4,060              5,727
   Bank Service Charges ..................            2,832              4,990
   Payroll Expenses ......................            5,246             28,174
   Consulting services ...................           12,825             39,118
   Network Expenses ......................            2,812             44,993
   Auto Expense ..........................              427              4,940
   Telephone expenses ....................            1,285              1,355
   Travel & Entertainment ................              340                234
   Shipping and Freight ..................            2,568              1,441
                                               -------------      -------------

Total Operating Expense ..................           35,805       $    139,339
                                               -------------      -------------

Net Operating Income (Loss) ..............     $     12,033       $     71,675
                                               -------------      -------------

   Total Taxes ...........................                0                  0
                                               -------------      -------------

Net Income (loss) after taxes ............     $     12,033       $     71,675
                                               -------------      -------------
Other Income/Expense
   Other Income
      Dividend Income ....................                1                 64
      Other Income - Other ...............               50                  0
                                               -------------      -------------
   Total Other Income ....................               51                 64

   Other Expense
      Bad Debts ..........................          129,075                  0
      Depreciation .......................           12,814             14,499
      Other Expenses .....................            2,530                  0
                                               -------------      -------------
   Total Other Expense ...................          144,419             14,499
                                               -------------      -------------

Net Other Income .........................         (144,368)           (14,499)
                                               -------------      -------------

Net Income (loss) for the period .........    ($    132,334)      $     49,724
                                               =============      =============

Net Income (loss) per common share .......    ($        .01)      $        .00
                                               =============      =============

Weighted average number of common
  shares outstanding .....................       13,726,951         13,726,951
                                               =============      =============
  The accompanying notes are an integral part of these financial statements.

                            Yifan Communications, Inc.
                      Consolidated Statement of Cash Flows

                                                              Three-Months Ended
                                                                 September 30,
                                                                       2003
Cash flow from operating activities
   Net income (loss) .............................                  $     163

Adjustments to reconcile net income to
   net cash provided by operating activities

   Depreciation and amortization .................                      4,347
   (Increase) decrease in accounts receivable ....                          0
   (Increase) decrease in prepaid exp. & other ...                    (11,846)
   Increase (decrease) in current liabilities ....                     (8,535)

Total adjustments ................................                    (16,034)
                                                                    ----------

Net cash provided (used) by operating activities .                  ($ 15,871)
                                                                    ----------

Cash flows from investing activities

   Cash Purchases of equipment ...................                          0
   Capitalized Software Development ..............                          0
                                                                    ----------

Net cash provided (used) by investing activities .                          0

Cash flows from financing activities

   Repayments of long-term debt ..................                          0
   Proceeds from issuance of common stock ........                          0
                                                                    ----------

Net cash provided (used) by investing activities .                          0
                                                                    ----------

Net increase (decrease) in cash ..................                   ( 15,871)
Cash at beginning of period ......................                     24,269
                                                                    ----------

Cash at end of period ............................                  $   8,398
                                                                    ==========

                          Yifan Communications, Inc.
                      Consolidated Statement of Cash Flows

                                                              Nine-Months Ended
                                                                 September 30,
                                                                      2003
Cash flow from operating activities
   Net income (loss) .............................                 ($ 132,334)

Adjustments to reconcile net income to
   net cash provided by operating activities

   Depreciation and amortization .................                     12,813
   (Increase) decrease in accounts receivable ....                    132,319
   (Increase) decrease in prepaid exp. & other ...                    (12,938)
   Increase (decrease) in current liabilities ....                     (9,394)

Total adjustments ................................                    122,800
                                                                    ----------

Net cash provided (used) by operating activities .                  $  (9,534)
                                                                    ----------

Cash flows from investing activities

   Cash purchases of equipment ...................                          0
   Capitalized Software Development ..............                          0
                                                                    ----------

Net cash provided (used) by investing activities .                          0
                                                                    ----------

Cash flows from financing activities

   Repayments of long-term debt ..................                          0
   Proceeds from issuance of common stock ........                          0
                                                                    ----------

Net increase (decrease) in cash ..................                     (9,534)
Cash at beginning of period ......................                     17,932
                                                                    ----------

Cash at end of period ............................                  $   8,398
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

(c)   Revenue recognition

      During the three-month period ended September 30, 2003, the Company realized approximately $2,788 in advertising revenue, and approximately $12,425 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $5,963 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

      During the three-month period ended September 30, 2002, the Company realized approximately $10,477 in advertising revenue and approximately $469,358 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $87,709 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

      During the nine-month period ended September 30, 2003, the Company realized approximately $9,442 in advertising revenue, and approximately $293,155 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $47,838 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

      During the nine-month period ended September 30, 2002, the Company realized approximately $49,221 in advertising revenue and approximately $1,148,188 in revenue from merchandising transactions. After deducting the associated cost of goods sold, the Company's merchandising activities contributed approximately $211,014 in gross profit. Advertising revenues are recognized when earned and grocery diversion revenues are recognized when the products are shipped to the purchaser.

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

4.    Concentration of Risks

      During the three-month period ended September 30, 2003, the Company generated approximately $2,788 in advertising revenue from contracts with DoubleClick, and 247RealMedia, Inc. It also generated approximately $12,425 in revenue from merchandising transactions.

      The Company expects the revenue from its DoubleClick and 247RealMedia contracts to comprise the bulk of its advertising revenue until additional advertising sponsorships can be negotiated. The Company does not anticipate a limited customer base for its future merchandising activities.

Item 2. Plan of Operations.

Results of Operations.

      At September 30, 2003, Yifan.com had $1,740,193 in total assets, including $8,398 in cash, $109,690 in accounts receivable and prepaid expenses, $26,379 in equipment and $646,261 in capitalized software development costs. At that date, Yifan.com had $2,401 in liabilities and net stockholders' equity of $1,737,792.

      At December 31, 2002, Yifan.com had $1,886,070 in total assets, including $17,932 in cash, $245,585 in accounts receivable and prepaid expenses, $39,193 in equipment, $646,261 in capitalized software development costs and $937,000 in goodwill. At that date, the company had $11,795 in current liabilities, resulting in a net stockholders' equity of $1,874,276.

      We have never generated revenues from web hosting, software sales or business services.

      We showed a net income of $163 during the three-month period ended September 30, 2003. After adjusting for $4,347 in other income/expense, our EBITDA for the three-month period ended September 30, 2003 was a net income of $4,510.

      We showed a net loss of $132,334 during the nine-month period ended September 30, 2003. After adjusting for $129,075 in bad debt expense, $2,530 in non-cash depreciation expense, and $12,814 in other income/expense, our EBITDA for the three-month period ended September 30, 2003 was a net income of $12,033.

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

      At September 30, 2003, we had $1,737,792 in stockholders' equity and $119,363 in net current assets. We believe our net current assets will only be adequate to provide for the operating and capital expenses of the company for a short period of time from the date of this Report. Thereafter, we will need additional capital to pay our operating expenses and finance our planned expansion.

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

      We have the authority to issue 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock without a vote of the stockholders. A total of 13,726,951 shares of Common Stock were issued and outstanding on September 30, 2003 and at the date of this Report.

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

November 14, 2003
                                          Yifan Communications, Inc.

                                      By: /s/ Michael Yung
                                          ----------------------------
                                          Michael Yung, President,
                                          Chief Executive Officer, Principal
                                          Financial Officer, Principal
                                          Accounting Officer and Director