Form 10KSB
period 2003-12-31
YIFAN COMMUNICATIONS INC
filed 2004-03-31
CIK 915766

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 12b-25
                         NOTIFICATION OF LATE FILING
                      Commission File Number: 000-23672

   (Check One):  [X]  Form 10-KSB   [ ]  Form 20-F    [ ]  Form 11-K
                 [ ]  Form 10-QSB   [ ]  Form N-SAR   [ ]  Form N-CSR

   For Period Ended:   December 31, 2003

   [  ]  Transition Report on Form 10-K and Form 10-KSB
   [  ]  Transition Report on Form 20-F
   [  ]  Transition Report on Form 11-K
   [  ]  Transition Report on Form N-SAR
   [  ]  Transition Report on Form 10-Q and Form 10-QSB

   For the Transition Period Ended:  __________________________

        Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

        If the  notification relates to  a portion of the  filing checked
   above, identify the item(s) to which the notification relates:   N/A
                                                                    ---




                       Part I.  Registrant Information
                       -------------------------------

   Full name of registrant:      Yifan Communications, Inc.

   Former name if applicable:    Smart Games Interactive, Inc. (until
                                 July 28, 2000)
                                 Sports Sciences, Inc. (until
                                 November 8, 1996)

   Address of principal executive office:  100 William Street
                                           Suite 2000
                                           New York, New York  10038


                      PART II.  RULE 12B-25 (B) AND (C)
                      ---------------------------------

        If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

            | (a)   The reasons described in reasonable detail in
            | Part III of this form could not be eliminated without | unreasonable effort or expense;
            |
            | (b)  The subject annual report, semi-annual report,
            | transition report on Form 10-K, Form 20-F, Form 11-K, | Form N-SAR or Form N-CSR, or portion thereof, will be
    [ ] | filed on or before the 15th calendar day following the | prescribed due date; or the subject quarterly report
            | or transition report on Form 10-Q, or portion thereof | will be filed on or before the fifth calendar day
            | following the prescribed due date; and
            |
            | (c)  The accountant's statement or other exhibit
            | required by Rule 12b-25(c) has been attached if | applicable.


                            PART III.  NARRATIVE
                            --------------------

        State below in reasonable detail the reasons why Form 10-K, 20-F, 11-K, 10-Q, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

        The Registrant cannot file its Annual Report on Form 10-K for the year ended December 31, 2003 (the "Form 10-K") within the prescribed time period without unreasonable expense and effort. The Registrant has engaged a consultant to assist it in the preparation of its annual financial statements and is seeking to replace its current auditor. The Registrant's annual financial statements have not yet been finalized, and the proposed new auditor has not yet completed its due diligence in connection with the possible engagement.



                         Part IV.  Other Information
                        ----------------------------

        (1) Name and telephone number of person to contact in regard to this notification.

                      Jeffrey Wu
             -----------------------------
                        (Name)

                    (212) 809-9888
             -----------------------------
             (Area Code)(Telephone Number)

        (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                                         [X]  Yes  [ ] No

   (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                         [ ]  Yes  [ ] No

        The Registrant anticipates that adjustments to its results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in its Form 10-KSB for the fiscal year ended December 31, 2003. Until such time as the annual financial statements have been finalized and a new auditor has been engaged and has completed its audit, the Registrant is unable to determine whether or not such adjustments will be significant.

        If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.



   Yifan Communications, Inc.
   --------------------------------------------
   (Name of Registrant as Specified in Charter)

   Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.




   Date      March 31, 2004           By  /s/ Jeffrey Wu
                                         --------------------------------
                                         Jeffrey Wu
                                         Chief Executive Officer