Form 10KSB
period 2004-12-31
YIFAN COMMUNICATIONS INC
filed 2006-01-24
CIK 915766

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                                   (Mark One)

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended               December 31, 2003 and December 31, 2004

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number 0-23672
                 -----------------------------------------------

                           Yifan Communications, Inc.
             (Exact name of registrant as specified in its charter)
                 -----------------------------------------------

           Delaware                                               06-1607651
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

100 William Street, Suite 2000, New York, New York                 10038
(Address of principal executive offices)                         (zip code)

               Registrant's telephone number, including area code:
                                 (212) 809-9888

                 -----------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.008 par value per share
                    ----------------------------------------
                                (Title of Class)

Indicate by Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X ].

As of January 11, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price of such stock as of such date on the Pink Sheets, was $1,886,124.24.

As of January 11, 2006, there were 17,801,951 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Yifan Communications, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

Item 1. Business.

Introduction

      Yifan Communications, Inc. ("Yifan", the "Company", "we" or "us") was incorporated in Delaware and maintains its principal offices at 100 William Street, Suite 2000, New York, New York 10038. Its telephone number is (212) 809-9888.

      Yifan is currently a "shell company" as defined by the Securities and Exchange Commission (the "SEC") to be "a company with no or nominal operations, and with no or nominal assets or assets consisting of solely cash and cash equivalents" pursuant to Rule 405 of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

      The Company's current operations consist solely of owning and maintaining seven inactive Internet domain names: www.yifan.com, www.yifan.net, www.yifannet.com and www.yifanmall.com, all of which are written in the Chinese language. The Company also owns but does not currently maintain www.gotofind.com and www.grocer2grocer.com.

HISTORICAL

      We were incorporated under the laws of the State of Ohio in October 1991 as Sports Sciences, Inc. At our 1996 annual meeting, our stockholders approved a plan to change our name and corporate domicile by means of a statutory merger with Smart Games Interactive, Inc., a newly formed Delaware corporation that was a wholly-owned subsidiary of our company immediately before the merger. This merger was completed on October 11, 1996.

      On July 21, 2000, our Board of Directors approved a plan to change our name by means of a statutory merger with Yifan Communications, Inc., a newly formed Delaware corporation that was a wholly-owned subsidiary of the Company immediately before the merger. This merger was completed on July 28, 2000.

      On July 30, 2000, the Company entered into a reorganization agreement with Yifan.com, Inc., a New York corporation, thereby resulting in our current organization, Yifan Communications, Inc. In connection with this reorganization, on September 22, 2000 the Company amended its Certificate of Incorporation to increase its authorized capital to 100,000,000 shares of common stock, par value $.008 (the "Common Stock") and 10,000,000 shares of preferred stock, par value $.008 (the "Preferred Stock"). Concurrently, the Company effected a 1-for-40 reverse split of the outstanding Common Stock.

      In October 2000, we purchased the business plan, Internet domain name, business plan and preliminary web-site design elements for www.grocer2grocer.com.

      In January 2001 we established a demonstration business-to-consumer (B2C) e-commerce site in conjunction with the Hong Kong Supermarket chain. This online grocery store at www.yifanmall.com uses our proprietary B2C e-commerce software shell in a "real world" small business setting. We did not incur any fixed expenses for inventory, facilities or additional staff. Rather, we ran our online store in exactly the same manner as any other small business that expanded into e-commerce.

      In addition to our online grocery store, we used our e-commerce shell to develop a demonstration business-to-business (B2B) e-commerce site located at www.grocer2grocer.com. This site is devoted to a niche market in the grocery industry known as "grocery diversion." In substance, the grocery diversion industry specializes in reselling manufacturer's overstocks and special sale merchandise from sellers who have excess inventory to buyers who want to save a little on their purchases. We hired a former vice president of a leading national grocery wholesaler to manage our grocer2grocer business.

      We also maintained our websites throughout the years 2001 through 2003. The target market for our websites could be broadly described as the Chinese speaking population of the world, but we believe such a broad description is overly simplistic. We believe that the larger Chinese speaking market actually consists of several distinct segments including the Chinese communities of North America, the Chinese communities of industrialized Europe, the Chinese exporters in Hong Kong, Taiwan and developing Asian nations, the Chinese consumers in Hong Kong, Taiwan, the People's Republic of China (the "PRC") and developing Asian nations, the Chinese business in the PRC; and the Chinese consumers in the PRC. Moreover, in developing our websites, our overall business strategy has been carefully developed to seek and take these fundamental differences into account, maximize our potential operating revenue and minimize our exposure to developing and unpredictable markets.

      Effective December 31, 2003, the Company discontinued all existing business operations and resolved to explore new business opportunities, including a potential merger transaction. While the Company continues to own and maintain its websites and domain names, Yifan does not earn revenues or profits from them. Rather, the Company is focusing on the acquisition of or merger with a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

      We are in discussions with a company based in the PRC regarding a possible business combination. There can be no assurance that this or any combination transaction can or will be consummated.

Patents and Trademark

      We rely on trademark and copyright law, trade secret protection, non-competition and confidentiality and license agreements with our employees, customers and others to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property rights in the Internet-related industries is uncertain and still evolving. The laws of the PRC and certain other countries do not protect intellectual property to the same extent as the laws of the United States.

      We own the Internet domain names www.yifan.com, www.yifan.net, www.yifannet.com, www.gotofind.com, www.yifanmall.com and www.grocer2grocer.com.

      Many parties are actively developing chat, homepage, search and related Web technologies, including seeking patent protection. There may be patents issued or pending that are held by others and that cover significant parts of our technology, business methods or services. For example, we are aware that a number of patents have been issued in areas of e-commerce, Web-based information indexing and retrieval and online direct marketing. Disputes over rights to these technologies are likely to arise in the future. We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of other in the ordinary course of business. Given that we have discontinued our active business operations, the value of this intellectual property to a potential business combination target is uncertain at best.

Competition

Chinese Language Internet

      Prior to discontinuing operations on December 31, 2003, Yifan competed with numerous companies that distribute online content and services targeting Chinese users. We competed with distributors of content and services over the Internet, including Web directories, search engines, content sites, Internet service providers and sites maintained by government and educational institutions. These sites competed with us for visitor traffic, advertising dollars, e-commerce transactions and potential partners.

The Shell Market

      Currently, with our primary goal the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation, the Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

      As of December 31, 2004, we had four employees in the United States. We also then employed a total of 20 consultants, including 11 consultants who telecommuted from Hong Kong and the PRC. This staff supported our inactive websites and provided administrative functions including finance and accounting for the Company. None of our employees or consultants was represented under collective bargaining agreements.


RISK FACTORS

      An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

We may not be able to raise sufficient capital to successfully operate or expand our business.

      Our current business operations require capital expenditures for nominal maintenance of our websites and continuing as a public reporting company. Myint
J. Kyaw (aka Jeffrey Wu), our current Chief Executive Officer and Chairman of the Board of Directors, has been providing financing to the Company since November 2003. If we cannot obtain additional capital, whether from Jeffrey Wu or elsewhere, we may have to delay potential mergers, acquisitions or development expenditures, which can be expected to harm our competitive growth potential. We cannot be sure that we will be able to secure additional financing on acceptable terms. Any failure to obtain such financing, or obtaining financing on terms not favorable to us, can be expected to have a material adverse effect on our future business prospects.

We are not currently profitable and may never become profitable.

      We expect to incur losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed with our current business plan, we may never become profitable. We also expect to experience negative cash flow for the foreseeable future, as we continue to fund our operating losses and capital expenditures. We may not be able to generate sufficient revenues or achieve profitability in the future.

There could be conflicts of interest among management which may be adverse to your interests.

      Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Although management does not have voting control of the Company, management will continue to have day to day operating control of the Company and a large voting block of the common stock. Such influence may not necessarily be consistent with the interests of our other stockholders.

If we raise additional funds through the issuance of equity securities, or determine in the future to issue or register additional Common Stock, your percentage ownership will be reduced, you will experience dilution which could substantially diminish the value of your stock and such issuance may convey rights, preferences or privileges senior to your rights which could substantially diminish your rights and the value of your stock.

      We may issue additional shares of Common Stock for various reasons and may grant additional stock options to employees, consultants, officers, directors and third parties. If we determine to register for sale to the public additional shares of Common Stock granted in any future financing or business combination, a material amount of dilution can be expected to cause the market price of the Common Stock to decline. One of the factors which generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

      In order for us to obtain additional capital or complete a business combination, we may find it necessary to issue securities, including but not limited to any or all shares of Common Stock or Preferred Stock, in some cases conveying rights senior to those of the current holders of Common Stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent we convey senior rights, the value of our Common Stock can be expected to decline.

We sustained losses in the fiscal years ended December 31, 2004 and 2003.

      The Company incurred a net loss for fiscal years 2004 and 2003 of $438,645 and $2,053,493, respectively. The losses were attributable to our lack of an operating business and our continued nominal operations in order to maintain the Company as a publicly traded entity.

If we incur indebtedness, we may become too highly leveraged and would be in risk of default.

      There is no contractual or regulatory limit to the amount of debt we can take on, although we intend to follow a conservative debt policy. If our policy were to change or be eliminated due to unforeseen circumstances, we could become more highly leveraged, which could adversely affect our ability to meet our obligations and we would then be in risk of default, which could have a material adverse effect on our financial condition, results of operations, business prospects and long term future viability.

We currently face and continue to face significant competition.

      The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

      The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm, and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

      While we are in current discussions regarding a possible transaction, currently, we have no arrangement, agreement or understanding with respect to engaging in a merger or joint venture with, or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee we will be able to negotiate a business combination on favorable terms. While the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities, the Company anticipates its investigation into potential acquisition candidates to be focused primarily on companies operating and existing in the People's Republic of China.

Ongoing success and ability to compete depend upon retention of key personnel.

      Our future success depends on the continued services of our management. These individuals have critical industry experience and relationships upon which we rely. The loss of services of any of our key personnel could divert time and resources, delay the development of our business and negatively affect our ability to sell our services or execute our business plan. Such problems might be expected to have a material adverse impact on our future business prospects.

The Company's stock is thinly traded and may experience price volatility, which could affect a stockholder's ability to sell the Company's stock or the price for which it can be sold.

      There has been and may continue to be, at least for the immediate future, a limited public market for the Common Stock of the Company. The volume of shares traded through December 31, 2004 was minimal, making it difficult to accurately gauge the value of the Common Stock. Should this trend continue, we would anticipate shareholder difficulty in finding a buyer for any offered shares. This could reduce the price per share paid by any purchaser below the per share price that could have been obtained had there been a more robust trading market and potentially below the book value of the Common Stock.

Authorization of Preferred Stock.

      Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

It may be difficult for a third party to gain control of the Company, even if the acquisition of control would be in the best interests of its stockholders.

      The Company's Certificate of Incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when those attempts may be in the best interest of stockholders. Delaware law also imposes conditions on certain business combination transactions with "interested stockholders" (as defined therein). The Certificate of Incorporation authorizes the Board of Directors, without stockholder approval, to issue one or more series of Preferred Stock, which could have voting and conversion rights that adversely affect the voting power of the holders of its Common Stock.

Forward-looking statements should not be relied on because they are inherently uncertain.

      Certain statements and information contained in this Form 10-KSB regarding matters that are not historical facts are forward-looking statements, as that term is defined under applicable securities laws. These include statements concerning the Company's future, proposed and anticipated activities, certain trends with respect to its revenue, operating results, capital resources and liquidity, and certain trends with respect to the markets in which the Company competes or its industry in general. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those anticipated in or implied by such forward-looking statements.

Item 2. Property.

Facilities and Equipment

      On June 30, 2003, the Company entered into a lease agreement (the "Lease") with Lighthouse 100 William LLC, of which Jeffrey Wu, our Chief Executive Officer, Secretary and director, holds a majority ownership interest. Pursuant to the Lease, the Company agreed to lease a portion of certain real property located at 100 William Street, New York, New York (the "Leased Premises") for an annual rent equal to $152,272.78 in the first year and $161,230.01 in the second year, with annual rents increasing approximately 8% each year thereafter. The Lease is effective until December 31, 2010.

      From January 1, 2004 through August 5, 2005, the Company sublet a portion of the Leased Premises to Flushing Asset Management for $2,000 per month.

      On August 2, 2005, the Company agreed to sublease a portion of the Leased Premises to Anthony Morali, PLLC on a month-to-month basis, commencing October 1, 2005. The monthly rent equals $2,000.00 for the first 12 months and increases 3% per annum every year thereafter.

      The Company does not lease, own or use any other facilities or equipment.

Item 3. Legal Proceedings.

      The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      The information required by this Item is incorporated by reference to the 2006 Proxy Statement to be filed with the SEC in January, 2006.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

      Since May 4, 2004, the Common Stock has been quoted on the Pink Sheets under the symbol "YIFN." Prior to being listed on the Pink Sheets, Yifan was quoted on the Over-the-Counter Bulletin Board.

                                                           High          Low
                                                           ----          ---
Fiscal Year Ended December 31, 2004

Three months ended March 31, 2004                          1.45          .60
Three months ended June 30, 2004                            .90          .63
Three months ended September 30, 2004                      1.00          .26
Three months ended December 31, 2004                        .50          .11

Fiscal Year Ended December 31, 2003

Three months ended March 31, 2003                           .20          .005
Three months ended June 30, 2003                            .05          .05
Three months ended September 30, 2003                       .10          .05
Three months ended December 31, 2003                       2.95          .11

Fiscal Year Ended December 31, 2002

Three months ended March 31, 2002                           .40          .15
Three months ended June 30, 2002                            .23          .10
Three months ended September 30, 2002                       .10          .0001
Three months ended December 31, 2002                        .01          .0001

      Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

      As of December 31, 2003, there were 182 holders of record of the Company's Common Stock. As of December 31, 2004, there were 143 holders of record of the Company's Common Stock. As of the date hereof, there are 154 holders of record of the Company's Common Stock.

Preferred Stock

      Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. As of the date hereof, the Company has not created a series or class of Preferred Stock, nor has it issued any Preferred Stock.

Dividend Policy

      The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Equity Compensation Plans

------------------------------------------------------------------------------------------------------------------------
Plan Category                       Number of securities to    Weighted-average           Number of securities
                                    be issued upon exercise    exercise price of          remaining available for
                                    of outstanding options,    outstanding options,       future issuance under equity
                                    warrants and rights        warrants and rights        compensation plans (excluding
                                                                                          securities reflected in
                                                                                          column (a))

                                               (a)                     (b)                           (c)
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans           0*                         $6.00 per share            500,000
approved by security holders        0**                        N/A                        1,500,000
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not       N/A                        N/A                        N/A
approved by security holders (1)
------------------------------------------------------------------------------------------------------------------------
Total                               0                          $6.00 per share            2,000,000
------------------------------------------------------------------------------------------------------------------------

* The Company's Non-Employee Directors' Stock Option Plan provides that options to purchase 25,000 shares of Common Stock are to be granted to non-employee directors each year. However, these options were not granted. The company has received waivers of the right to receive these options from all potentially eligible current and former directors, except for one former director who may have the right to receive options to purchase 25,000 shares of Common Stock.

** 1,500,000 options are available pursuant to the Company's Amended Year 2000 Incentive Stock Plan.

Recent Sales of Unregistered Securities

      In January 2006, the Company issued 200,000 shares of Common Stock to Lewis V. Wu in connection with the acquisition of Grocer2Grocer.com Corp. in 2001.

      In January 2006, the Company issued 2,100,000, 700,000, 350,000 and
700,000 shares of Common Stock to Fred Hung, Jerry Li, David Liu and M.K. Chow, respectively, for their services rendered to the Company through December 31, 2005.

Item 6. Management's Discussion and Plan of Operations.

The following discussion of the Company's financial condition and results of operations as well as certain statements and information under Item 1 "Business" include certain forward looking statements. When used in this report, the words "expects," "intends," "plans" and "anticipates" and similar terms are intended to identify forward looking statements that relate to the Company's future performance. Such statements involve risks and uncertainties. The Company's actual results may differ materially from the results discussed here.

Overview

Yifan Communications, Inc. was an Internet communications, e-commerce and software development company organized to provide a variety of software products and Internet services tailored to the specific needs of the Chinese-speaking population in North America. Over the years, the Company developed and acquired several websites, four of which are currently being maintained but none of which conduct any transactions.

As of December 31, 2003, the Company discontinued all of its operations and became a development stage company. Since that time, Yifan has devoted all of its efforts to develop or acquire a new line of business through a business combination. There has been no significant revenue since December 31, 2003 except for a nominal amount of sublease income.

As a result of the discontinued operations, an asset impairment loss of $1,614,796 and a write-off of accounts receivable of $238,512 were recognized for the year ended December 31, 2003. No gain or loss was recognized as a result of the discontinued operations for the year ended December 31, 2003.

Since December 2003, when the Company ceased all revenue producing operating activities, the principal activity of the Company has been to seek other economic opportunities, including but not limited to the possibility of a business combination. During this period, the Board of Directors decided to retain the services of certain personnel and outside professionals. Myint J. Kyaw (aka Jeffrey Wu), our current Chief Executive Officer and Chairman of the Board of Directors, has advanced working capital funds to the Company in order to facilitate this plan (the "Kyaw Loan").

Results of Operations

Results of Operations For Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

Revenues were $24,000 and $345,583 for the years ended December 31, 2004 and 2003, respectively. The entire amount of the 2004 revenue of $24,000 represents sublease income derived from subleasing a portion of the Company's leased office space. The sublease is on a month-to-month basis, commencing January 1, 2004. For 2003, merchandise and product sales conducted through the Company's websites amounted to $305,380, representing approximately 88.4% of total revenues for the year. The remaining revenue of $40,203 was earned from consulting, advertising and other income.

Cost of merchandise and product sales for the year ended December 2003 was $295,579, yielding a gross profit margin of approximately 14.5%. Primarily as a result of the Company's cessation of all revenue producing operating activities in December 2003, the Company recognized asset impairments of $1,614,796 and wrote off accounts receivable of $238,512 for the year ended December 31, 2003. No gain or loss was recognized as a result of the discontinued operations for the year ended December 31, 2003. No asset impairment or write-off losses were incurred for the year ended December 31, 2004.

Operating expenses amounted to $462,645 for the year ended December 31, 2004, compared to $250,189 for 2003. The increase in operating expenses was primarily the result of increased office space rental expense and increased professional fees in 2004, as part of the Company's efforts in pursuing a business combination. Operating expenses for the year ended December 31, 2004 primarily consist of office rent of $220,945, professional fees of $50,368, payroll of $57,693 and consulting fees of $30,744. Operating expenses for the year ended December 31, 2003 primarily consist of office rent of $110,472, professional fees of $50,804, payroll of $4,873 and consulting fees of $13,305.

Since November 2003, Myint J. Kyaw began advancing working capital funds to the Company. The Kyaw Loan is due December 31, 2006 with interest at prime plus 2% (7.25% and 6% at December 31, 2004 and 2003, respectively). The loan balances were $336,055 and $60,146, with accrued interest of $13,506 and $136, as of December 31, 2004 and 2003, respectively. Under the terms of the promissory note with Mr. Kyaw, no repayment on principal and interest was required in 2004 and 2003.

Primarily as a result of the Company's decision to discontinue its operations in December 2003, net loss amounted to $438,645 for the year ended December 31, 2004, as compared to a net loss of $2,053,493 for 2003. Net loss per common share, both basic and diluted, amounted to $0.03 per share and $0.15 per share for the years ended December 31, 2004 and 2003, respectively.

Results of Operations for the Three and Nine Months Ended September 30, 2004 Compared to Quarter and Nine Months Ended September 30, 2003.

For the three months ended September 30, 2004, the Company reported total revenue of $6,000 and $0 in cost of goods sold, when compared to total revenue of $18,213 and a total cost of goods sold of $12,250 for the same period in 2003. For the nine months ended September 30, 2004, the Company's total revenue amounted to $18,000 and cost of goods sold was $0, as compared to total revenue of $331,269 and total cost of goods sold of $282,431 for the same period in 2003. All revenue reported for the three and nine months ended September 30, 2004 was derived from the sublease income. In 2003, the Company's business volume continued to decline through the nine months there ended, which ultimately led to the Company's decision to discontinue all of its revenue producing operations in December 2003.

Net loss for the three months ended September 30, 2004 was $158,647, as compared to a net income of $163 for the same period in 2003. For the nine months ended September 30, 2004 and 2003, net loss amounted to $292,606 and $132,334, respectively.

For both the three and the nine-month periods ended September 30, 2004 and 2003, total outstanding shares of the Company's common stock were 13,726,951 shares. Net loss per share, both basic and diluted, amounted to $0.01 and $0.02 for the three and the nine-month period ended September 30, 2004, respectively, as compared to $0.01 and $0.01 for the same periods in 2003.

Results of Operations for the Three and Six Months Ended June 30, 2004 compared to the Three and Six Months Ended June 30, 2003.

For the three and six-month period ended June 30, 2004, total revenue amounted to $6,000 and $12,000, respectively, with $0 cost of good sold. For the same periods in 2003, total revenue amounted to $39,482 and $313,055 and total cost of goods sold amounted to $25,701 and $151,180, respectively. All revenue reported for the three and six-month periods ended June 30, 2004 was derived from the sublease income. During the three months ended June 30, 2003, the Company's business volume declined sharply from both the previous quarter and the same quarter in the previous year.

Net loss for the three months ended June 30, 2004 and 2003 was $78,475 and $11,091, respectively. For the six months ended June 30, 2004 and 2003, net loss amounted to $133,959 and $132,497, respectively.

For both the three and the six-month periods ended June 30, 2004 and 2003, total outstanding shares of the Company's common stock were 13,726,951 shares. Net loss per share, both basic and diluted, amounted to $0.01 and $0.01 for the three and the six-month periods ended June 30, 2004, when compared to $0 and $0.01 for the same periods in 2003.

Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003.

Commencing January 2004, the Company entered into a sublease agreement for a portion of its leased office space, with the permission of the landlord, for $24,000 per annum, on a month-to-month basis. For the three months ended March 31, 2004, the entire amount of the reported revenue of $6,000 was derived from such sublease income. For the three months ended March 31, 2003, total revenue amounted to $273,573 and total cost of goods sold amounted to $245,479, relating primarily to merchandise and product selling activities conducted on the Company's websites.

The revenues and gross profits produced for the three months ended March 31, 2004 and 2003 were not sufficient to cover the Company's operating expenses, which amounted to $61,484 and $149,500, respectively. As a result, the Company reported a net loss of $55,484 and $121,406 for the three months ended March 31, 2004 and 2003, respectively.

For the three months ended March 31, 2004 and 2003, total outstanding shares of the Company's common stock were 13,726,951 shares. Net loss per share, both basic and diluted, amounted to $0.00 and $0.01 for the three months ended March 31, 2004 and 2003, respectively.

Results of Operations for Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

The Company's total revenue declined significantly, from $1,541,782 for the year ended December 31, 2002 to $345,583 for the year ended December 31, 2003. The decline was primarily the result of decreased customer demand on the Company's websites and secondarily, the decrease in advertising income the Company was able to generate. Consequently, gross profit of $50,004 for the year ended December 31, 2003 also declined significantly when compared to the gross profit of $233,102 for the year ended December 31, 2002. Gross profit margin, however, remained relatively stable at approximately 14.5% and 15.1% for the years ended December 31, 2003 and 2002, respectively.

In December 2003, primarily as a result of the Company's cessation of all revenue producing operating activities, the Company recognized asset impairments of $1,614,796 and wrote off accounts receivable of $238,512. No gain or loss was recognized as a result of the discontinued operations. For the year ended December 31, 2002, no such asset impairment or write-off losses were incurred. Aside from the effect of the asset impairment and write-off losses, total operating expenses amounted to $250,189 for the year ended December 31, 2003, when compared to a total operating expense of $191,054 for the year ended December 31, 2002. The increase in operating expense in 2003 was primarily in the areas of office rent and professional fees.

The Kyaw Loan is due December 31, 2006 with interest at prime plus 2% (or 6% at December 31, 2003). The loan balance at December 31, 2003 was $60,146, with the accrued interest thereon amounting to $136. No stockholder loans existed in 2002.

As a result, the Company reported a net loss of $2,053,493 for the year ended December 31, 2003, when compared to a net income of $42,048 for 2002.

Liquidity, Capital Resources and Going Concern

As of December 31, 2004 and 2003, the Company had 100 million authorized but unissued preferred shares and 100 million authorized common shares, with 13,726,951 shares issued and outstanding as of such date. The Company's Board of Directors has the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions as well as the authority to fix the rights, privileges and preferences of the preferred stock.

Up until November 2003, the Company's operations were funded by the original capital contributed to the Company and to a much lesser extent, cash flows provided by operating activities. These funding sources became inadequate for the Company to support its daily operations. As a result, the Kyaw Loan began in November 2003 and is due December 31, 2006 with interest at prime plus 2%. For the period from November 2003 to December 31, 2004, the Kyaw Loan totaled $336,055, representing the only source of funds for the Company and remained outstanding as of December 31, 2004.

The Company intends to continue relying on loans from Kyaw to finance its operations until it can successfully complete a business combination. The Company may also issue additional common or preferred shares to raise additional funds to finance new business acquisitions or to pay for professional fees or other costs associated with such acquisitions. There is no assurance, however, that additional financing from these sources can be obtained on acceptable terms or that a business combination can be completed.

At December 31, 2004, the Company had a stockholders' deficiency of $617,863 and a working capital deficiency of $294,625. These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its finding economic opportunities that will achieve profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination. No adjustments have been provided in the Company's financial statements that might result from the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements as of and for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

      Management's discussion and analysis of the Company's financial condition and results of operations are based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses during the reporting periods. The Company evaluates its estimates and judgments on an ongoing basis. The Company bases its estimates on historical experience and on various other factors it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recovery of long-lived assets (other than goodwill)

      In accordance with Statement of Financial Accounting Standards (SFAS) No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviewed these types of assets for impairment whenever events or circumstances indicate that carrying amount may not be recoverable over the remaining life of the assets or assets group. In order to determine if the asset or asset group is recoverable, the Company determines if the expected future cash flows directly related to the asset or asset group are less than the carrying amount of the asset or asset group. If so, the Company then determines if the carrying amount of the asset or asset group exceeds its fair value. The Company determines fair value using estimated discounted cash flows. On December 31, 2003, the Company decided to discontinue its operations on all revenue producing activities, which created a "triggering event" for a review of its long-lived assets. As a result of this review, the Company determined that an impairment charge of approximately $670,000 was required.

Recovery of goodwill

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company reviews goodwill for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of its business enterprise below the carrying value. The impairment test requires the Company to estimate the fair value of its overall business enterprise at the reporting unit level. The Company estimated fair value using both a discounted cash flows model, as well as an approach using market comparables, both of which are weighted equally to determine fair value. As of December 31, 2003, the Company decided to discontinue its operations on all revenue producing activities, which created a "triggering event" for a review of its goodwill. As a result of this review, the Company determined that the goodwill associated with its two reporting units (Yifan.com and Grocer2Grocer websites) has an impairment charge of approximately $937,000.

Revenue Recognition

      The Company maintains its financial records on the accrual basis of accounting. There has been no significant revenue since December 31, 2003 when the Company ceased all revenue producing operating activities except for a nominal amount of sub-lease income. For the year ended December 31, 2003, revenues are reported when all goods and services have been performed or delivered, the amounts are readily determinable and collection is reasonably assured. For the year ended December 31, 2004, sub-lease rental revenues are recognized as rentals become due. Rental payments received in advance are deferred until earned. The sub-lease between the Company and the tenant is considered to be an operating lease.

Income Taxes

      Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. This process requires the Company to estimate its actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items, such as depreciation on property, plant and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. Since the Company has net operating losses carryforward at December 31, 2004 and 2003, a valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not the asset will not be realized, because the ultimate realization of any deferred tax assets will be dependent on future taxable income.

Item 7. Financial Statements.

      Reference is made to the Consolidated Financial Statements for the fiscal years ended 2004 and 2003, the Notes thereto and Independent Auditors' Report thereon commencing at Page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are included herein by reference. We also refer you to the Company's prior public filings.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Want & Ender CPA, P.C. ("Want & Ender"), the independent public auditor of the Company declined to stand for re-election as the independent auditors following the filing of the Form 10-KSB of the Company for the fiscal year ended December 31, 2002, which such filing was made on May 13, 2003. Want & Ender chose not to register with the Public Company Accounting Oversight Board (PCAOB) and consequently is no longer eligible to practice before the SEC. In connection with Want & Ender's audits for the fiscal years ending December 31, 2002 and 2001, there were no disagreements with Yifan on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, not resolved to the satisfaction of Yifan, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its financial statements for such years.

      The Company engaged Friedman LLP, New York, New York, as its new independent auditors as of November 15, 2005. The Company filed a current report on Form 8-K with the SEC on November 21, 2005 to this effect.

Item 8A. Controls and Procedures.

      The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's management including the President, Principal Financial Officer and Secretary, concluded that the Company's disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to the period covered by this Annual Report.

Item 8B. Other Information. None.

                                    Part III

Item 9. Directors and Executive Officers of the Registrant.

      The following table sets forth certain information regarding Yifan's directors and executive officers for the fiscal years ended 2003 and 2004:

Name                      Age     Position                                        Term
----                      ---     --------                                        ----
Myint J. Kyaw             41      Chief Executive Officer, Secretary              December 9, 2003 thru present
(aka Jeffrey Wu)
Myint J. Kyaw             41      Director                                        July 28, 2000 thru present
Myint J. Kyaw             41      Vice President                                  July 28, 2000 thru December 9, 2003
Guan Liang                44      President, Director                             December 11, 2003 thru present
Yifan He                  29      President, Chief Executive Officer, Director    July 28, 2000 thru June 30, 2003
Liming (Michael) Yung     41      President, Chief Executive Officer              June 30, 2003 thru December 3, 2003
Liming Yung               41      Secretary, Treasurer, Director                  July 28, 2000 thru December 3, 2003
Ahn Tran                  53      Director                                        July 28, 2000 thru December 5, 2003

---------------------

      The Company's officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Myint J. Kyaw (aka Jeffrey Wu)

Chief Executive Officer, Secretary           December 9, 2003 thru present
Director                                     July 28, 2000 thru present
Vice President                               July 28, 2000 thru December 9, 2003

Myint J. Kyaw (aka Jeffrey Wu) has been the Company's Chief Executive Officer and Secretary since December 2003 and has been Chairman of the Board of Directors since July 2000. From July 2000 through December 2003, Mr. Kyaw was a Vice President of the Company. From July 1985 through the date hereof, Mr. Kyaw has also been the principal shareholder and Chief Executive Officer of Mong Chong Loong Trading, Inc., a privately held company that is one of the largest oriental dry food wholesalers and distributors in the United States. Mr. Wu also owns and serves as the Chief Executive Officer of the Hong Kong Supermarket Group, a position he has held since December 8, 2005, which operates one of the largest Chinese specialty supermarket chains in the Northeast United States and California. In addition to the food-related businesses, Mr. Wu is actively involved in real estate investments, with significant holdings of commercial properties throughout the New York metro area. Mr. Wu emigrated to the United States from Burma in 1973 at the age of nine.

Guan Liang

Guan Liang, the Company's President and Director, is currently a principal shareholder of Manpolo International Trading Corp, a privately owned importer/wholesaler/retailer of oriental furniture and worshipping item supplies, and has served as its President since May 1994. From 1990-1994, Mr. Liang was the President of Man Yin International Trading, an importer/wholesaler/retailer of gift items. Mr. Liang also serves as Chairman to two of the largest Chinese community associations in the Eastern US, United Chinese Association of Eastern US since January, 2000 and American Chinese Merchant Association since January 1995. Mr. Liang was born in Guangzhou, China and relocated to the U.S. in 1985.

Yifan He

Mr. Yifan He was the creator of the Yifan.com web site in 1997 and previously served as Manager of Yifan, LLC, and as president of Yifan.com, Inc. Mr. He served as our President, Chief Technology Officer and a member of our board of directors from August 17, 2000 through June 30, 2003. Mr. He was responsible for day-to-day technical operations, strategy development, technical design, product development and quality assurance. Mr. He has managed the growth of the Company from a sole proprietorship through the formation of an LLC, a reorganization of the LLC into Yifan, Inc. and the subsequent combination of Yifan, Inc. with the Company. During this development period, Mr. He supervised the expansion of the Company's staff to over 30 consultants and employees, including a total of 7 PhDs. Mr. He's education includes a B.S. in Computer Science from SUNY at Stony Brook. Mr. He was born in Xi'an, China, and has been a U.S. resident since 1996.

Liming (Michael) Yung

Mr. Liming Yung served as a part-time consultant to our Company and as a member of our board of directors since August 17, 2000. Previously, Mr. Yung served as a director of Yifan.com, Inc. and Yifan LLC. In addition to his duties as a director of our Company, Mr. Yung was employed full-time as Senior Vice President, Asian Markets for PaineWebber Inc. Mr. Yung's duties at Paine Webber include developing Asian markets in the United States and overseas for that Company. Before joining PaineWebber, Mr. Yung held a similar position with Citigroup as Vice President, Asia Development. Prior to Citigroup, Michael held positions in sales and marketing, including two years as Vice President, International Marketing, with Highfu International, a producer and marketer of police equipment, where he was in charge of developing and marketing new products. Mr. Yung holds investment licenses Series 7, 24 and 63, and is a graduate of The New York Institute of Technology, where he earned a Bachelor of Science Degree in Marketing. Mr. Yung was born in Taipei, Taiwan and relocated to the U.S. as a teenager in 1977.

Ahn Tran

Mr. Ahn Tran served as a part-time consultant to our Company and as a member of our board of directors from August 17, 2000 through December 5, 2003. Mr. Tran was a principal stockholder of Hong Kong Supermarket and served as president of that company from 1994 through December 2005. In this position, Mr. Tran was responsible for the daily operations of eleven supermarkets. During his directorship with the Company, Mr. Tran brought additional key strategic and partnership expertise to the Company. Mr. Tran relocated to the U.S. with his family in 1980.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on the Company's review of the copies of the forms received by it during the fiscal years ended December 31, 2003 and December 31, 2004 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements during such fiscal years, except with respect to the following filings: Form 4 filed by Myint J. Kyaw (aka Jeffrey Wu) on January 23, 2004.

Item 10. Executive Compensation.

      The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal years ended December 31, 2004, 2003 and 2002.

Name and Position                                       Year        Other Compensation

Jeffrey Wu, Chief Executive Officer and Secretary       2004        None
                                                        2003        None
Guan Liang, President and director                      2004        None
                                                        2003        None
Michael Yung, Chief Executive Officer and President;    2003        25,000 shares of Common Stock (1)
Secretary, Treasurer and director                       2002

Yifan He, Chief Executive Officer and President         2003        $3,248.51 (2)
                                                        2002        $9,950.00 (2)
Ahn Tran, director                                      2003        None
                                                        2002        None

(1) The Company entered into a settlement agreement with Michael Yung in December 2005, pursuant to which the Company issued him 25,000 shares of Common Stock as full and final settlement for all compensation to which he may be entitled for his services to the Company.

(2) Additionally, the Company entered into a settlement agreement with Yifan He in September 2005, pursuant to which the Company paid him $16,000 as full and final settlement for all additional compensation to which he may be entitled for his service to the Company.

Employee's Incentive Stock Plan

      On September 22, 2000 the stockholders ratified the adoption of the Company Incentive Stock Plan (the "Plan"). Full-time employees of the Company and its subsidiaries, including officers and employee directors, are eligible to participate in the Plan, which provides for the grant of incentive equity awards covering up to 1,500,000 shares of Common Stock. The Plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock and (v) stock bonuses (collectively, "Incentive Awards"). In addition, the Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. A committee of the Board of Directors administers the Plan and has the power to determine, in its discretion, the number of shares subject to each incentive grant and the terms of the incentive grant. No employee options were granted during the years ended December 31, 2003 and December 31, 2004.

Non-Employee Directors' Stock Option Plan

      On September 22, 2000 the stockholders ratified the adoption of The Non-Employee Directors' Stock Option Plan, which provides that options to purchase 25,000 shares of Common Stock are to be granted to non-employee directors each year. However, these options were not granted. The Company has received waivers of the right to receive these options from all potentially eligible current and former directors, except for one former director who may have the right to receive options to purchase 25,000 shares of Common Stock.

Option Holdings

      The following table represents certain information respecting the options held by the officers of the Company as of December 31, 2004, December 31, 2003 and December 31, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

                                     Shares                      Number of Securities         Value of Unexercised
                                    Acquired                    Underlying Unexercised        In-the-Money Options
                                       on                     Options at Fiscal Year-End
                                                              --------------------------
                                                                         (#)                 at Fiscal Year-End ($)
                                                    Value                ---                 ----------------------
Name                      Year     Exercise(#)   Realized($)  Exercisable  Unexercisable   Exercisable   Unexercisable
----                      ----     -----------   -----------  -----------  -------------   -----------   -------------
Jeffrey Wu                2004         ---           ---           0            ---                 $0              $0
                          2003         ---           ---           0*           ---                 $0*             $0
                          2002         ---           ---           0*           ---                 $0*             $0
Guan Liang                2004         ---           ---          ---           ---                 $0              $0
                          2003         ---           ---          ---           ---                 $0              $0
Michael Yung              2003         ---           ---           0*           ---                 $0*             $0
                          2002         ---           ---           0            ---                 $0*             $0
Yifan He                  2003         ---           ---           0            ---                 $0              $0
                          2002         ---           ---           0            ---                 $0              $0
Ahn Tran                  2003         ---           ---           0*           ---                 $0*             $0
                          2002         ---           ---           0*           ---                 $0*             $0

* The Company's Non-Employee Directors' Stock Option Plan provides that options to purchase 25,000 shares of Common Stock are to be granted to non-employee directors each year. However, these options were not granted. The Company has received waivers of the right to receive these options from all potentially eligible current and former directors, except for one former director who may have the right to receive options to purchase 25,000 shares of Common Stock.

Director Compensation

We do not currently pay any cash fees to our Directors, but we pay Directors' expenses in attending board meetings. During the years ended December 31, 2003 and 2004 no director expenses were reimbursed.

Employment Agreements

      The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following tables set forth certain information as of December 31, 2003 and December 31, 2004, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address                         Amount and Nature of Beneficial           Percentage of Class
                                         Ownership as of December 31, 2003

Jeffrey Wu                               5,868,100 (1)                             43.3%

Guan Liang                               0                                         --

All Directors and Officers as a Group    5,868,100                                 43.3%
(2 individuals)

Name and Address                         Amount and Nature of Beneficial           Percentage of Class
                                         Ownership as of December 31, 2004

Jeffrey Wu                               5,868,100(1)                              42%

Guan Liang                               0                                         --

All Directors and Officers as a Group    5,868,100                                 42%
(2 individuals)

(1) Includes 5,843,100 shares of Common Stock owned by Mr. Wu (450,000 of which are indirectly held by Mr, Wu in trust for the benefit of his minor child) and Director Options to purchase up to 25,000 shares of Common Stock at a price of $6 per share at any time after September 25, 2000, the date of grant.

Item 12. Certain Relationships and Related Transactions.

      The Company leases its facilities located at 100 William Street, New York, New York from Lighthouse 100 William LLC, of which Jeffrey Wu, our Chief Executive Officer, Secretary and director, holds a majority ownership interest. See above discussion in Item 2.

      On April 14, 2004, the Company purchase $11,500 worth of office furniture from Manpolo International Trading Corp., a corporation controlled by Guan Liang, our President and a director.

Item 13. Exhibits.

Index to Exhibits

Exhibit       Description
-------       -----------
Financial Statements - December 31, 2004 and 2003

              Reports of Independent Registered Accounting Firm.....F-1
              Balance Sheet.........................................F-2
              Statement of Operations...............................F-3
              Statement of Stockholders' Deficiency.................F-4
              Statements of Cash Flows..............................F-5
              Notes to Financial Statements.........................F-6 to F-17

*3.1 Certificate of Ownership and Merger Merging Yifan Communications, Inc. into Smart Games Interactive, Inc.

**3.2   Amendment to the Certificate of Incorporation

3.3     By-laws

**10.1  Amended Year 2000 Incentive Stock Plan

**10.2  Non-Employee Directors' Stock Option Plan

31.1 Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the years ended December 31, 2003 and 2004

31.2    Certification of the Company's Principal Financial Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the years ended
        December 31, 2003 and 2004

32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2 Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2000, and incorporated herein by this reference.

** Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2000, and incorporated herein by this reference.

----------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Yifan Communications, Inc.


Dated: January 17, 2006                       By: /s/ Myint J. Kyaw
                                                  ------------------------------
                                              Myint J. Kyaw
                                              Chief Executive Officer, Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


                               Title                        Date

/s/ Guan Liang                 President, Director          January 17, 2006
------------------
Guan Liang

FRIEDMAN LLP
ACCOUNTANTS AND ADVISORS


               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
               -------------------------------------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   YIFAN COMMUNICATIONS, INC.


      We have audited the accompanying consolidated balance sheets of Yifan Communications, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yifan Communications, Inc. at December 31, 2004 and 2003 the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, the Company's recurring net losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ Friedman LLP

December 14, 2005

                           YIFAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                    2004             2003
                                                                ------------     ------------
Current assets
       Cash                                                     $      8,182     $      5,841
       Accounts Receivable                                                --              253
                                                                ------------     ------------

             Total Current Assets                                      8,182            6,094

       Fixed Assets                                                   12,817               --
                                                                ------------     ------------

             Total Assets                                       $     20,999     $      6,094
                                                                ============     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
       Accrued expenses                                         $    300,807     $    125,166
       Tenant Deposit                                                  2,000
                                                                ------------     ------------

             Total Current Liabilities                               302,807          125,166

       Loans from stockholders                                       336,055           60,146
                                                                ------------     ------------

             Total Liabilities                                       638,862          185,312
                                                                ------------     ------------

Stockholders' Deficiency
       Capital Stock - $.008 par value                               109,816          109,816
             Authorized - 100,000,000 shares
             Issued and outstanding - 13,726,951 shares
       Additional paid-in capital                                  2,246,390        2,246,390
       Deficit accumulated during development stage               (2,974,069)      (2,535,424)
                                                                ------------     ------------

             Total Stockholders' Deficiency                         (617,863)        (179,218)
                                                                ------------     ------------

                                                                $     20,999     $      6,094
                                                                ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                           YIFAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   Cumulative
                                                                                                   Period from
                                                     Year Ended              Year Ended        January 1, 2004 to
                                                December 31, 2004 (A)    December 31, 2003    December 31, 2004 (A)
                                                ---------------------    -----------------    ---------------------
Revenue                                           $         24,000       $        345,583       $         24,000
                                                  ----------------       ----------------       ----------------

Costs and Expenses
   Cost of goods sold                                           --                295,579                     --
   Impairment loss of assets                                    --              1,614,796                     --
   Provision for doubtful accounts                              --                238,512                     --
   Operating expenses                                      462,645                250,189                462,645
                                                  ----------------       ----------------       ----------------

                                                           462,645              2,399,076                462,645
                                                  ----------------       ----------------       ----------------

       Net loss                                   $       (438,645)      $     (2,053,493)      $       (438,645)
                                                  ================       ================       ================

   Net loss per share, basic and diluted          $          (0.03)      $          (0.15)
                                                  ================       ================

   Weighted Average
        Shares Outstanding                              13,726,951             13,726,951
                                                  ================       ================

(A) On December 31, 2003, the Company discontinued its operations. Effectively January 1, 2004, the Company became a development stage company.


The accompanying notes are an integral part of the consolidated financial statements.

                           YIFAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                     YEARS ENDED DECEMBER 31, 2003 AND 2004

                                         Common Stock                Additional         Accumulated
                                   Shares            Amount        Paid in Capital      Deficit (A)           Total
                               --------------    --------------    ---------------    --------------     --------------
Balance - January 1, 2003          13,726,951    $      108,216    $    2,247,990     $     (481,931)     $   1,874,275
Reclassification                                          1,600            (1,600)
Net Loss                                                                                  (2,053,493)        (2,053,493)
                               --------------    --------------    --------------     --------------     --------------

Balance - December 31, 2003        13,726,951 (A)       109,816         2,246,390         (2,535,424)          (179,218)

Net Loss                                                                                    (438,645)          (438,645)
                               --------------    --------------    --------------     --------------     --------------

Balance - December 31, 2004        13,726,951    $      109,816    $    2,246,390     $   (2,974,069)    $     (617,863)
                               ==============    ==============    ==============     ==============     ==============

(A) On December 31, 2003 the Company discontinued its operations. Effectively January 1, 2004, the Company became a development stage company.


The accompanying notes are an integral part of the consolidated financial statements.

                           YIFAN COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Cumulative
                                                                                              Period from
                                                    Year Ended           Year Ended       January 1, 2004 to
                                                 December 31, 2004    December 31, 2003    December 31, 2004
                                                 -----------------    -----------------    -----------------
Cash flows from operating activities
       Net loss                                  $       (438,645)    $     (2,053,493)    $       (438,645)
Adjustments to reconcile net loss to net cash
       used in operating activities

       Impairment loss of assets                               --            1,614,796                   --
       Depreciation and amortization                        2,150               17,467                2,150
       Provision for doubtful accounts                         --              238,512                   --
       Decrease in accounts receivable                        253                3,244                  253
       Decrease in other assets                                --                3,676                   --
       Increase in accrued expenses                       175,641              113,371              175,641
       Increase in tenant deposit                           2,000                   --                2,000
                                                 ----------------     ----------------     ----------------

Total adjustments                                         180,044            1,991,066              180,044
                                                 ----------------     ----------------     ----------------

Net cash used in operating activities                    (258,601)             (62,427)            (258,601)
                                                 ----------------     ----------------     ----------------

Cash flows used in investing activities
       Capital expenditures                               (14,967)              (9,810)             (14,967)
                                                 ----------------     ----------------     ----------------

Net cash used in investing activities                     (14,967)              (9,810)             (14,967)
                                                 ----------------     ----------------     ----------------

Cash flows provided by financing activities
       Proceeds from stockholder loans                    275,909               60,146              275,909
                                                 ----------------     ----------------     ----------------

Net cash provided by financing activities                 275,909               60,146              275,909
                                                 ----------------     ----------------     ----------------

Net increase (decrease) in cash                             2,341              (12,091)               2,341

Cash, beginning of year                                     5,841               17,932                5,841
                                                 ----------------     ----------------     ----------------

Cash, end of year                                $          8,182     $          5,841     $          8,182
                                                 ================     ================     ================


The accompanying notes are an integral part of the consolidated financial statements.

                           Yifan Communications, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 1 Organization and a Development Stage Company

      In July 2000, Yifan Communications, Inc. ("Yifan" or "the Company"), an Ohio Corporation since 1994, and Yifan.Com Inc, a New York Corporation, completed a business combination accounted for as a reverse acquisition, in which Yifan was the legal acquirer and Yifan.Com Inc. was the accounting acquirer under the generally accepted accounting principles of the United States of America.

      Yifan was an internet communications, e-commerce and software development company organized to provide a variety of software products and internet services tailored to the specific needs of the Chinese-speaking population in North America. The Company's first website "yifan.com" was originally created in 1997. The Company still maintains four inactive websites and they are "yifan.com", "yifan.net", "yifannet.com" and "yifanmall.com". These websites, while still being maintained currently, no longer accept any customer transactions. These web sites were developed by the Company before December 31, 2003. In October 2000, the Company acquired the grocer2grocer website from a brother of the Company's major stockholder which specialized in business to business internet transactions for the grocery industry. This site is no longer being maintained by the Company.

      At December 31, 2003, the Company discontinued all of its operations and became a development stage company. Yifan has devoted all of its efforts to develop or to acquire a new line of business. There has been no significant revenue since December 31, 2003 except for a nominal amount of sub-lease income.

      At December 31, 2003, an impairment loss of $1,614,796 was recognized for all capitalized costs associated with acquired and internally developed websites as a result of the discontinued operations, as more fully described in note 4.

      Since December 2003, when the Company ceased all revenue producing operating activities, the principal activity of the Company, has been to seek other economic opportunities including but not limited to the possibility of a business combination. The Company's Board of Directors, during this exploration or search period, has decided to retain the services of certain personnel and external professionals. A stockholder has advanced working capital funds to the Company in order to facilitate this plan.

                           Yifan Communications, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 2 Going Concern

      The Company's consolidated financial statements have been presented assuming that the Company will continue as a going concern. As presented in the accompanying consolidated financial statements, the Company has incurred losses of $2,974,069 through December 31, 2004, and has a working capital deficiency of $294,625. These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its finding economic opportunities that will achieve profitable operations, and to obtain any necessary financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our consolidated financial statements included with this Annual Report on Form 10-KSB.

Note 3 Discontinued Operations

      On December 31, 2003, the Company's Board of Directors approved the cessation of all operational revenue activities and the discontinuance of its operations. As a result, the Company recognized asset impairments of $1,614,796 and wrote off accounts receivable of $238,512 at December 31, 2003. No gain or loss was recognized as a result of the discontinued operations for the year ended December 31, 2003.

Note 4 Summary of Significant Accounting Polices

      a) Basis of Presentation and Use of Estimates

      These consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                           Yifan Communications, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 4 Summary of Significant Accounting Polices (continued)

      b) Cash and cash equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in bank deposit accounts that may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company did not have any cash equivalents at December 31, 2004 and 2003.

      (c) Net loss per share

      Net loss per common share is computed in accordance with the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings (loss) per share. Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company's stock options and warrants and assumed conversion of the convertible securities. To date, there have been no stock options or warrants granted.

      (d) Income Taxes

      Income taxes are computed in accordance with SFAS No. 109 "Accounting for Income Taxes". Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current tax year, if any. Deferred tax assets or liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. In addition, if the Company's Board of Directors pursue a future corporate reorganization or other change in corporate ownership that will cause the ownership change by 50% or more, then the use of certain net operating loss carryforwards may be limited.

                           Yifan Communications, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 4 Summary of Significant Accounting Polices (continued)

      (e) Revenue Recognition

      The Company maintains its financial records on the accrual basis of accounting. There has been no significant revenue since December 31, 2003 when the Company ceased all revenue producing operating activities except for a nominal amount of sub-lease income. For the year ended December 31, 2003, revenues are reported when all goods and services have been performed or delivered, the amounts are readily determinable and collection is reasonably assured. For the year ended December 31, 2004, sub-lease rental revenues are recognized as rentals become due. Rental payments received in advance are deferred until earned. The sub-lease between the Company and the tenant is considered to be an operating lease.

      (f) Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted Statement of Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets." Upon adoption, goodwill was tested for impairment by comparing the fair value of our reporting units to their carrying values. As of December 31, 2003, the carrying value of the reporting units' (Yifan.com and Grocer2Grocer websites) goodwill and research and development costs exceeded their fair value, and therefore, an impairment loss of $1,614,796 was recognized.

Note 5 Stock - Based Compensation

      The Company has an Employee's Incentive Stock Plan under which stock options, performance shares, restricted stock and other awards in common stock are granted, and a Director's Stock Option Plan, which are described more fully below Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." To date, no stock options or common stock relating to the Employee's Incentive Stock Plan or Director Stock Option Plan, as described below, have been granted. The adoption of this Statement did not have an impact on the Company's consolidated financial statement.

                           Yifan Communications, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 5 Stock - Based Compensation (continued)

      (a) Employee's Incentive Stock Plan

      Full-time employees of the Company and its subsidiary, including officers and employee directors, are eligible to participate In the Company's Incentive Stock Plan (the "Plan"), which provides for the grant of incentive equity awards covering up to 1,500,000 shares of common stock. The plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock and (v) stock bonuses (collectively, "Incentive Awards"). In addition, the Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. A committee of the Board of Directors administers the Plan and has the power to determine, in its discretion, the number of shares subject to each incentive grant and the terms of the incentive grant.

      (b) Director's Stock Option Plan

The Non-Employee Directors' Stock Option Plan provides options to purchase 25,000 shares of common stock are to be granted to non-employee directors each year. However, these options were not granted. The Company has received waivers of the right to receive these options from all potentially eligible current and former directors, except for one former director who may have the right to receive options to purchase 25,000 shares of common stock.

                           Yifan Communications, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 6 Revenues

      For the years ended December 31, 2004 and 2003, the Company generated the following revenues:

                                                     2004           2003
                                                   --------       --------

      Merchandise and Product Sales                $     --       $305,380
      Sub-lease Income                               24,000             --
      Consulting                                         --         13,096
      Advertising                                        --         11,532
      Other                                              --         15,575
                                                   --------       --------

                                                   $ 24,000       $345,583
                                                   ========       ========


Note 7 Income Taxes

      Federal net operating loss carryforwards were approximately $2,442,000 as of December 31, 2004. Such loss carry forwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from 18 to 20 years. Certain loss carry forwards are likely to expire unused. Accordingly, the Company has valuation allowances in the amount of the tax benefits as of December 31, 2004.

      Deferred Income Tax Assets:                    2004            2003
                                                  ----------      ----------

            Net Operating Loss
                     Carry Forwards               $  765,600      $  571,000
                     Valuation Allowances           (765,600)       (571,000)
                                                  ----------      ----------
                     Deferred Tax Assets          $      -0-      $      -0-
                                                  ==========      ==========

                           Yifan Communications, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 8 Accrued Expenses

      Accrued Expenses consists of:            2004          2003
                                            ----------    ----------

            Rent                            $  241,845    $  110,472
            Professional Fees                   44,293         1,333
            Interest                            13,506           316
            Other                                1,163        13,045
                                            ----------    ----------
                                            $  300,807    $  125,166
                                            ==========    ==========


Note 9 Operating Expenses

      For the years ended December 31, 2004 and 2003, the Company incurred the following operating expenses:

                                               2004          2003
                                            ----------    ----------

            Rent                            $  220,945    $  110,472
            Salaries                            57,693         4,873
            Professional Fees                   50,368        50,804
            Consulting Fees                     30,744        13,305
            Other                              110,472        70,735
                                            ----------    ----------

                                            $  462,645    $  250,189
                                            ==========    ==========

                           Yifan Communications, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 10 Rental Expenses and Income

      The Company leases office space in New York City from a major stockholder which expires on December 31, 2010.

      Under the terms of the lease which extends until December 31, 2010, the Company is required to pay rent beginning on January 1, 2004. The Company was given a rent payment holiday from July 1, 2003 to December 31, 2003. The Company is required to pay monthly the accounted portion of the fixed rent plus any additional rent pursuant to the terms of the lease. The lease provides for rent escalation clauses (step rents) over the term. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense was $220,945 and $110,472 for the years ended December 31, 2004 and 2003, respectively.

      The Company's commitment on a non-cancelable lease as of December 31, 2004 is as follows:

          Year Ending
          -----------
             2005                     $179,144
             2006                      197,059
             2007                      214,973
             2008                      232,888
             2009                      250,802
             Thereafter                268,717

          Sublease:
          ---------

      Under the terms of the lease, the Company can sublease, with the permission of the landlord, a portion of its rental area. During 2004 the company subleased a portion of its space area for $24,000 per annum with 3% per annum rent accelerations should the sublease continue for more than one (1) year. The sublease is on a month-to-month basis.

                           Yifan Communications, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 11 Related Party Transactions

      During the years 2004 and 2003, a major stockholder advanced working capital funds to the Company. The loans are due December 31, 2006 with interest at prime plus 2% (7.25% and 6% at December 31, 2004 and 2003, respectively). The loan balances at December 31, 2004 and 2003 were $336,055 and $60,146, respectively. The related interest expense was $13,190 and $316 for the years ended December 31, 2004 and 2003, respectively and is included in accrued expenses.

      During the year ended 2004, the Company purchased office furniture of approximately $12,000 from a company owned by a director of Yifan
Communications, Inc.


Note 12 Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position 109-1 ("FSP 109-1"), Application of FASB Statement No. 109 (FASB No. 109"), "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of "qualified production activities income" or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Any tax benefits resulting from the new deduction will be effective for the Company's fiscal year ending December 31, 2005. This staff position is not expected to have a material impact on the Company's consolidated financial statements .

                           Yifan Communications, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 12 Recent Accounting Pronouncements (continued)

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement requires an entity to use the fair-value method to recognize in the income statement the fair value of stock options and other equity-based compensation issued to employees on the grant date and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic-value method of accounting in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock issued to Employees, which was permitted under SFAS No. 123 as originally issued. This SFAS is not expected to have a material impact on the Company's consolidated financial statements.

      In November 2004, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No.03-13 ("EITF 03-13), Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. The Company adopted EITF 03-13 on January 1, 2005, and it is not expected to have a material impact on the Company's consolidated financial statements.

      On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150. "Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity," to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability, or an asset, which may have previously been classified as equity. The Company adopted SFAS No. 150 effective June 30, 2003, and the adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

                           Yifan Communications, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 12  Recent Accounting Pronouncements (continued)

      In January 2003 (as revised December 2003), the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements, " for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains or both. FIN 46 requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of FIN 46, which was previously required on July 1, 2003 for entities created prior to February 1, 2003 and immediately for any variable interest entities created subsequent to January 31, 2003, has been deferred until years ending after December 31, 2003, except for those companies which previously issued financial statements implementing the provisions of FIN 46. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

      The FASB issued SFAS 153, Exchange of Nonmonetary Assets, which changes the guidance in Accounting Principles Board (APB) Opinion 29, Accounting for Nonmonetary Transactions. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the nonmonetary assets exchange occurring in the fiscal period beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on the Company's consolidated financial statements.

                           Yifan Communications, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 12 Recent Accounting Pronouncements (continued)

      In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS 3. The statement applies to all voluntary changes in accounting for and reporting of a change in accounting principle. SFAS is effective for accounting changes and error corrections made in the fiscal year beginning December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company's consolidated financial statements.

Note 13 Subsequent Events

      The Company entered into a settlement agreement with the former officer in December 2005, pursuant to which the Company issued him 25,000 shares of common stock as full and final settlement for all compensation to which he may be entitled for his services to the Company. Additionally, the Company entered into a settlement agreement with another former officer in September 2005, pursuant to which the Company paid him $16,000 as full and final settlement for all additional compensation to which he may be entitled for his services to the Company.

      In December 2005, the Company agreed to compensate two consultants pursuant to the consulting agreements for total of 2,800,000 shares of common stock. The Company also granted total of 1,050,000 shares of common stock as bonuses to two employees for services rendered through December 31, 2005.

Note 14 Quarterly Financial Data (Unaudited)


                                                        Quarterly Ended
                                 -----------------------------------------------------------
                                    Mar 31          Jun 30         Sept 30          Dec 31       Total Year
------------------------------------------------------------------------------------------------------------
Revenues
                         2004    $     6,000     $     6,000     $     6,000     $     6,000     $    24,000
                         2003    $   273,573     $    39,482     $    18,213     $    14,315     $   345,583
------------------------------------------------------------------------------------------------------------
Gross Profit
                         2004    $        --     $        --     $        --     $        --     $        --
                         2003    $    28,094     $    13,781     $     5,963     $     2,166     $    50,004
------------------------------------------------------------------------------------------------------------
Net Income (Loss)
                         2004    $   (55,484)    $   (78,475)    $  (158,647)    $  (146,039)    $  (438,645)
                         2003    $  (121,406)    $   (11,091)    $       163     $(1,921,159)    $(2,053,493)
------------------------------------------------------------------------------------------------------------
Net Loss
  Per Share              2004    $        --     $     (0.01)    $     (0.01)    $     (0.01)    $     (0.03)
                         2003    $     (0.01)    $        --     $        --     $     (0.14)    $     (0.15)
------------------------------------------------------------------------------------------------------------