Form 10KSB/A
period 2004-12-31
YIFAN COMMUNICATIONS INC
filed 2006-01-24
CIK 915766

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

      Our current business operations require capital expenditures for nominal maintenance of our websites and continuing as a public reporting company. Myint
J. Kyaw (aka Jeffrey Wu), our current Chief Executive Officer and Chairman of the Board of Directors, has been providing financing to the Company since November 2003. If we cannot obtain additional capital, whether from Myint J. Kyaw or elsewhere, we may have to delay potential mergers, acquisitions or development expenditures, which can be expected to harm our competitive growth potential. We cannot be sure that we will be able to secure additional financing on acceptable terms. Any failure to obtain such financing, or obtaining financing on terms not favorable to us, can be expected to have a material adverse effect on our future business prospects.

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

Item 2. Property.

Facilities and Equipment

      On June 30, 2003, the Company entered into a lease agreement (the "Lease") with Lighthouse 100 William LLC, of which Myint J. Kyaw, our Chief Executive Officer, Secretary and director, holds a majority ownership interest. Pursuant to the Lease, the Company agreed to lease a portion of certain real property located at 100 William Street, New York, New York (the "Leased Premises") for an annual rent equal to $152,272.78 in the first year and $161,230.01 in the second year, with annual rents increasing approximately 8% each year thereafter. The Lease is effective until December 31, 2010.

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

Name and Position                                       Year        Other Compensation

Myint J. Kyaw, Chief Executive Officer and Secretary    2004        None
                                                        2003        None
Guan Liang, President and director                      2004        None
                                                        2003        None
Michael Yung, Chief Executive Officer and President;    2003        25,000 shares of Common Stock (1)
Secretary, Treasurer and director                       2002

Yifan He, Chief Executive Officer and President         2003        $3,248.51 (2)
                                                        2002        $9,950.00 (2)
Ahn Tran, director                                      2003        None
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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

                                     Shares                      Number of Securities         Value of Unexercised
                                    Acquired                    Underlying Unexercised        In-the-Money Options
                                       on                     Options at Fiscal Year-End
                                                              --------------------------
                                                                         (#)                 at Fiscal Year-End ($)
                                                    Value                ---                 ----------------------
Name                      Year     Exercise(#)   Realized($)  Exercisable  Unexercisable   Exercisable   Unexercisable
----                      ----     -----------   -----------  -----------  -------------   -----------   -------------
Myint J. Kyaw             2004         ---           ---           0            ---                 $0              $0
                          2003         ---           ---           0*           ---                 $0*             $0
                          2002         ---           ---           0*           ---                 $0*             $0
Guan Liang                2004         ---           ---          ---           ---                 $0              $0
                          2003         ---           ---          ---           ---                 $0              $0
Michael Yung              2003         ---           ---           0*           ---                 $0*             $0
                          2002         ---           ---           0            ---                 $0*             $0
Yifan He                  2003         ---           ---           0            ---                 $0              $0
                          2002         ---           ---           0            ---                 $0              $0
Ahn Tran                  2003         ---           ---           0*           ---                 $0*             $0
                          2002         ---           ---           0*           ---                 $0*             $0

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

Name and Address                         Amount and Nature of Beneficial           Percentage of Class
                                         Ownership as of December 31, 2003

Myint J. Kyaw                            5,868,100 (1)                             43.3%

Guan Liang                               0                                         --

All Directors and Officers as a Group    5,868,100                                 43.3%
(2 individuals)

Name and Address                         Amount and Nature of Beneficial           Percentage of Class
                                         Ownership as of December 31, 2004

Myint J. Kyaw                            5,868,100(1)                              42%

Guan Liang                               0                                         --

All Directors and Officers as a Group    5,868,100                                 42%
(2 individuals)

(1) Includes 5,843,100 shares of Common Stock owned by Mr. Kyaw (450,000 of which are indirectly held by Mr, Wu in trust for the benefit of his minor child) and Director Options to purchase up to 25,000 shares of Common Stock at a price of $6 per share at any time after September 25, 2000, the date of grant.

Item 12. Certain Relationships and Related Transactions.

      The Company leases its facilities located at 100 William Street, New York, New York from Lighthouse 100 William LLC, of which Myint J. Kyaw, our Chief Executive Officer, Secretary and director, holds a majority ownership interest. See above discussion in Item 2.

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
                                                  ==========      ==========

                           Yifan Communications, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 8 Accrued Expenses

      Accrued Expenses consists of:            2004          2003
                                            ----------    ----------

            Rent                            $  241,845    $  110,472
            Professional Fees                   44,293         1,333
            Interest                            13,506           316
            Other                                1,163        13,045
                                            ----------    ----------
                                            $  300,807    $  125,166
                                            ==========    ==========


Note 9 Operating Expenses

      For the years ended December 31, 2004 and 2003, the Company incurred the following operating expenses:

                                               2004          2003
                                            ----------    ----------

            Rent                            $  220,945    $  110,472
            Salaries                            57,693         4,873
            Professional Fees                   50,368        50,804
            Consulting Fees                     30,744        13,305
            Other                              102,895        70,735
                                            ----------    ----------

                                            $  462,645    $  250,189
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