Form 10QSB
period 2005-03-31
YIFAN COMMUNICATIONS INC
filed 2006-03-08
CIK 915766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-23672

YIFAN COMMUNICATIONS, INC. (Exact name of small business issuer as specified in its charter)

Delaware	06-1607651
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

100 William Street
Suite 2000
New York, NY	10038
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (212) 809-9888

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Feldman Weinstein LLP
420 Lexington Avenue
Suite 2620
New York, NY 10170
Attn: David N. Feldman, Esq.
Tel: (212) 869-7000
Fax: (212) 997-4242

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐ .

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,801,951 shares of Common Stock, par value $.008 per share, outstanding as of March 1, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

YIFAN COMMUNICATIONS, INC.

- INDEX -

PART I- FINANCIAL INFORMATION:

Page(s)
Item 1. Financial Statements:

Condensed Consolidated Balance Sheets
March 31, 2005 (Unaudited)
December 31, 2004 (Audited)	F-1

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 and for the Cumulative Period from January 1, 2004 to March 31, 2005 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 and for the Cumulative Period from January 1, 2004 to March 31, 2005 (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4 - F-12

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	4

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	4

Item 2. Changes in Securities	4

Item 3. Defaults Upon Senior Securities	4

Item 4. Submission of Matters to a Vote of Security Holders	4

Item 5. Other Information	4

Item 6. Exhibits and Reports on Form 8-K	5

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
ASSETS	(UNAUDITED)	(AUDITED)

Current Assets:
Cash	$7,176	$8,182
Total Current Assets	7,176	8,182

Property and equipment (at cost, net of accumulated depreciation and amortization of $2,898 and $2,150, respectively)	12,069	12,817
Total Assets	$19,245	$20,999

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$176,540	$157,491
Tenant deposit	2,000	2,000
Total Current Liabilities	178,540	159,491
Long-term liabilities:
Deferred rent	148,541	143,316
Loans from stockholder	354,055	336,055
	502,596	479,371
Total Liabilities	681,136	638,862
Stockholders' Deficiency:

Preferred stock $.008 par value, 10,000,000 shares authorized, none issued and outstanding	—	—

Common stock $.008 par value, 100,000,000 shares authorized, 13,726,951 issued and outstanding	109,816	109,816
Additional paid-in capital	2,246,390	2,246,390
Deficit accumulated during development stage	(3,018,097)	(2,974,069)
Total Stockholders' Deficiency	(661,891)	(617,863)
Total Liabilities and Stockholders' Deficiency	$19,245	$20,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from January 1, 2004 to March 31,
	2005	2004	2005(A)
Revenue	$—	$—	$—
Expenses
Operating expenses	44,028	55,484	482,673
	44,028	55,484	482,673
Net loss	$(44,028)	$(55,484)	$(482,673)

Net loss per share, basic and diluted	$(0.003)	$(0.004)

Weighted average shares outstanding	13,726,951	13,726,951

(A)	On December 31, 2003, the company discontinued its operations. Effectively January 1, 2004, the Company became a development stage company.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YIFAN COMMUNICATIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,		Cumulative Period from January 1, 2004 to
	2005	2004	March 31, 2005
Cash flows from operating activities
Net loss	$(44,028)	$(55,484)	$(482,673)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	748	1,279	2,898
Deferred rent	5,225	30,977	24,632
Decrease in accounts receivable	—	—	253
Increase (decrease) in accounts payable and accrued expenses	19,049	(26,133)	175,283
Increase in tenant deposit	—	2,000	2,000
Total adjustments	25,022	8,123	205,066
Net cash used in operating activities	(19,006)	(47,361)	(277,607)
Cash flows used in investing activities
Capital expenditures	—	(3,468)	(14,967)
Net cash used in investing activities	—	(3,468)	(14,967)
Cash flows provided by financing activities
Proceeds from stockholder loans	18,000	50,357	293,909
Net cash provided by financing activities	18,000	50,357	293,909
Net increase (decrease) in cash	(1,006)	(472)	1,335
Cash, beginning of period	8,182	5,841	5,841
Cash, end of period	$7,176	$5,369	$7,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and a Development Stage Company

In July 2000, Yifan Communications, Inc. (“Yifan” or “the Company”) (incorporated in Ohio in 1991 and became a Delaware corporation in 1996) and Yifan.Com Inc, a New York Corporation, completed a business combination accounted for as a reverse acquisition, in which Yifan was the legal acquirer and Yifan.Com Inc. was the accounting acquirer under the generally accepted accounting principles of the United States of America.

Yifan was an internet communications, e-commerce and software development company organized to provide a variety of software products and internet services tailored to the specific needs of the Chinese-speaking population in North America. The Company’s first website “yifan.com” was originally created in 1997. The Company still maintains four inactive websites and they are “yifan.com”, “yifan.net”, “yifannet.com” and “yifanmall.com”. These websites are still being maintained but no longer accept any customer transactions. These websites were developed by the Company before December 31, 2003. In October 2000, the Company acquired the grocer2grocer website from a brother of the Company’s major stockholder which specialized in business to business internet transactions for the grocery industry. This site is no longer being maintained by the Company.

At December 31, 2003, the Company discontinued all of its operations and became a development stage company. Yifan has devoted all of its efforts to develop or to acquire a new line of business. There has been no significant revenue since December 31, 2003 except for a nominal amount of sub-lease income.

Since December 2003, when the Company ceased all revenue producing operating activities, the principal activity of the Company, has been to seek other economic opportunities including but not limited to the possibility of a business combination. The Board of Directors during this exploration or search period has decided to retain the services of certain personnel and external professionals. A major stockholder has advanced working capital funds to the Company in order to facilitate this plan.

Note 2 - Going Concern

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses of $3,018,097 through March 31, 2005, and the Company has a working capital deficiency of $171,364. These conditions indicate that the Company may be unable to continue as a going concern. The Company’s ability to do so is dependent on finding economic opportunities that will achieve profitable operations, and to obtain any necessary financing. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-KSB for the year ended December 31, 2004.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 - Summary of Significant Accounting Polices

(a)	Interim financial statements and use of estimates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-QSB. Accordingly they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any future period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

These condensed consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in bank deposit accounts that may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company did not have any cash equivalents at March 31, 2005.

(c)	Concentration of credit risk

The Company maintains accounts at high quality financial institutions. The individual balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution.

Financial instruments that potentially subject the Company to concentration of credit risk consist of rent receivable. The Company performs ongoing credit evaluations and maintains reserve for potential credit losses.

(d)	Fair value of financial instruments

The carrying values of financial instruments including cash, rent receivable and accounts payable approximate fair value due to the relatively short maturities of these instruments.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 - Summary of Significant Accounting Polices (continued)

(e)	Property and equipment

Property and equipment consist of furniture and fixture and computer equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized. Expenditures for maintenance and repairs are charged to expense as incurred while additions and improvements that extend the life of the assets are capitalized.

(f)	Sub-lease Income Recognition

The Company maintains its financial records on the accrual basis of accounting. Sub-lease income is recognized as rentals become due. Sub-lease rent payments received in advance are deferred until earned. The sub-lease between the Company and the tenant is considered to be an operating lease.

(g)	Income Taxes

Income taxes are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current tax year, if any. Deferred tax assets or liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. In addition, if the Company’s Board of Directors pursue a future corporate reorganization or other change in corporate ownership that will cause the ownership change by 50% or more, then the use of certain net operating loss carryforwards may be limited.

(h)	Net income (loss) per share

Net income (loss) per common share is computed in accordance with the provisions of SFAS No. 128, “Earnings per Share”. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings (loss) per share. Basic per share amounts are computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of the convertible securities. To date, there have been no stock options or warrants granted.

(i)	Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - Stock Based Compensation

The Company has an Employee’s Incentive Stock Plan under which stock options, performance shares, restricted stock and other awards in common stock are granted, and a Director’s Stock Option Plan, which are described more fully below. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. To date, no stock options or common stock relating to the Employee’s Incentive Stock Plan or Director Stock Option Plan, as described below, have been granted. The adoption of this Statement did not have an impact on the Company’s consolidated financial statement.

(a)	Employee’s Incentive Stock Plan

Full-time employees of the Company and its subsidiary, including officers and employee directors, are eligible to participate in the Company’s Incentive Stock Plan (the “Plan”), which provides for the grant of incentive equity awards covering up to 1,500,000 shares of common stock. The plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock and (v) stock bonuses (collectively, “Incentive Awards”). In addition, the Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. A committee of the Board of Directors administers the Plan and has the power to determine, in its discretion, the number of shares subject to each incentive grant and the terms of the incentive grant.

(b)	Director’s Stock Option Plan

The Non-Employee Directors’ Stock Option Plan provides options to purchase 25,000 shares of common stock to be granted to non-employee directors each year. However, these options were not granted. The Company has received waivers of the right to receive these options from all potentially eligible current and former directors, except for one former director who may have the right to receive options to purchase 25,000 shares of common stock.

Note 5 - Rental Expenses and Income

The Company leases office space in New York City from a major stockholder which expires on December 31, 2010.

Under the terms of the lease which extends until December 31, 2010, the Company is required to pay rent beginning on January 1, 2004. The Company was given a rent payment holiday from July 1, 2003 to December 31, 2003. The Company is required to pay monthly the accounted portion of the fixed rent plus any additional rent pursuant to the terms of the lease. The lease provides for rent escalation clauses (step rents) over the term. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense including escalation cost was $18,661 and $55,236 for the quarter ended March 31, 2005 and 2004, respectively.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 - Rental Expenses and Income (continued)

The Company’s commitment on a non-cancelable lease as of December 31, 2004 is as follows:

Year Ending
2005 (remainder)	$134,358
2006	197,059
2007	214,973
2008	232,888
2009	250,802
Thereafter	268,717

Sub-lease:

Under the terms of the lease, the Company can sub-lease, with the permission of the landlord, a portion of its rental area. During 2005, the company sub-leased a portion of its space area for $24,000 per annum with 3% per annum rent accelerations should the sub-lease continue for more than one (1) year. The sub-lease is on a month-to-month basis.

Sub-lease income offset against operating expenses for the three months ended March 31, 2005 and 2004 and cumulative period from January 1, 2004 to March 31, 2005 was $6,000, $6,000 and $30,000, respectively.

Note 6 - Related Party Transactions

During 2005 and 2004, a major stockholder advanced working capital funds to the Company. The loans are due December 31, 2006 with interest at prime plus 2%. The loan balance at March 31, 2005 was $354,055. The related interest expense was $8,230 and $1,259 for the three months ended March 31, 2005 and 2004, respectively, and is included in accounts payable and accrued expenses.

Note 7 - Recent Issued Accounting Pronouncements

SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 - Recent Issued Accounting Pronouncements (continued)

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we will adopt the standard in the first quarter of fiscal 2006 using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognize no compensation cost for employee stock options. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results or operations will not be material given the current number of outstanding stock options. The effect on our results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in Note 2. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (““APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this Statement in the first quarter of 2006. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 - Recent Issued Accounting Pronouncements (continued)

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations (“SFAS No. 143”)” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2004 and we will adopt this provision, as applicable, during fiscal year 2006.

In November 2005, the FASB issued Staff Position No. 115-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure for investments in unrealized loss positions as outlined in EITF 03-01, “The Meaning of Other-Than-Temporary Impairments ands its Application to Certain Investments”. The accounting requirements are effective for us on January 1, 2006 and will not have a material impact on our financial position or cash flows.

Note 8 - Subsequent events:

In December 2005, the Company authorized the issuance of 3,875,000 shares of common stock at a value of $.008 per share which were granted to two current employees, two consultants and one former employee. The Company granted 1,050,000 shares of common stock to two employees for year 2005 bonuses under the Employee’s incentive Stock Plan. The Company recorded $8,400 as salaries which will be included in the consolidated statements of operations for the three months and year ended December 31, 2005.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 - Subsequent events (continued)

The Company granted 2,800,000 shares of common stock to two consultants pursuant to consulting agreements totaling $22,400 for services rendered during the period from October 1, 2005 through December 31, 2005, which will be recorded as consulting expense and included in the consolidated statements of operations for the three months and year ended December 31, 2005. 25,000 shares of common stock were issued to a former employee pursuant to a settlement agreement valued at $200 which was recorded as salaries and will be included in the consolidated statements of operations for the three months and year ended December 31, 2005.

On January 26, 2006, the Board of Directors authorized and resolved the following:

(a)	Series A Preferred Stock and Conversion of Loan Payable to stockholder

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock. On January 26, 2006, the Board of Directors authorized the designation of “Series A Preferred Stock” of 100,000 shares. The Board of Directors also permitted the Company to convert up to the maximum of the amount of the loan payable to stockholder into shares of common stock and Series A Preferred stock.

(b)	Formation of a new subsidiary

On December 21, 2005, Yifan (BVI), Inc. was formed and incorporated under the laws of the British Virgin Islands. Yifan (BVI), Inc. is an inactive wholly owned subsidiary of Yifan Communications, Inc. The Company intends to use Yifan (BVI), Inc. as a vehicle to consummate any future business combinations.

(c)	Reverse Stock Split

The Board of Directors resolved it to be in the best interest of the Company and to present to the stockholders for their ratification and approval a reverse stock split. Each issued and outstanding share of common stock will be converted on a one-for-seven basis into .1428571428 of a share of common stock. The stockholders’ meeting to ratify and approve this matter is still pending.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 - Subsequent events (continued)

Proforma net loss per share amounts on a post-split basis for the periods ended would as follows:

	Three Months Ended March 31,
	2005	2004

Basic and diluted:
As reported	$(0.003)	$(0.004)
Proforma	$(0.022)	$(0.028)

Weighted average shares outstanding:
As reported	13,726,951	13,726,951
Proforma	1,960,993	1,960,993

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the Company’s condensed consolidated financial condition and condensed consolidated results of operations as well as certain statements and information under Item 1 “Business” include certain forward looking statements. When used in this report, the words “expects,” “intends,” “plans” and “anticipates” and similar terms are intended to identify forward looking statements that relate to the Company’s future performance. Such statements involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed here.

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

As of December 31, 2003, the Company discontinued all of its operations and became a development stage company. Since that time, Yifan has devoted all of its efforts to develop or acquire a new line of business through business combination transactions. There has been no significant revenue since December 31, 2003 except for a nominal amount of sub-lease income.

Since December 2003, when the Company ceased all revenue producing operating activities, the principal activity of the Company has been to seek other economic opportunities, including but not limited to the possibility of a business combination. During this period, the Board of Directors decided to retain the services of certain personnel and external professionals. Myint J. Kyaw (aka Jeffrey Wu), our current Chief Executive Officer and Chairman of the Board of Directors, has advanced working capital funds to the Company in order to facilitate this plan (the “Kyaw Loan”).

In 2004 and 2005, the Company was a development stage company and operations were principally maintaining a lease and sub-lease income and incurring expenses in connection with the efforts to acquire a new line of business through business combination transactions.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004.

We recognized a net loss of $44,028 (($0.003) per share) for the three months ended March 31, 2005 compared to net loss of $55,484 (($0.004) per share) for the same period in 2004.

Commencing January 2004, the Company had no income other than sub-lease income. In January 2004, the Company entered into a sub-lease agreement for a portion of its leased office space, with the permission of the landlord, for $24,000 per annum, on a month-to-month basis. For each of the three months ended March 31, 2005 and 2004, the entire amount of the sub-lease income was $6,000.

Operating expense before offset of sub-lease income amounted to $50,028 for the three months ended March 31, 2005 compared to $61,484 for the three months ended March 31, 2004. Operating expenses consist principally of office rent and salaries. The decrease in operating expenses is due to prior period taxes paid during the three months ended March 31, 2004 of $13,026 compared to $975 for the three months ended March 31, 2005.

For the three months ended March 31, 2005 and 2004, total outstanding shares of the Company’s common stock remain unchanged at 13,726,951 shares. Net loss per share, both basic and diluted, amounted to $0.003 and $0.004 for the three months ended March 31, 2005 and 2004, respectively.

Liquidity, Capital Resources and Going Concern

The Company is in the development stage and, at March 31, 2005, had a stockholders’ deficiency of $661,891 and a working capital deficiency of $171,364.

Cash flow used in operating activities was $19,006 for the three month period ended March 31, 2005, as compared to cash flow used in operating activities of $47,361 for the three month period March 31, 2004.

Cash flow used in investing activities was $0 for the three month period ended March 31, 2005 as compared to $3,468 for the three month period ended March 31, 2004.

Cash flow provided by financing activities was $18,000 for the three month period ended March 31, 2005 as compared to $50,357 for the three month period ended March 31, 2004. The cash flow provided by financing activities during the current period is attributable to proceeds received on stockholder loans.

The Company intends to continue relying on loans from Kyaw to finance its operations until it can successfully complete a business combination transaction. The Company may also issue additional common or preferred shares to raise additional funds to finance new business acquisitions or to pay for professional fees or other costs associated with such acquisitions. There is no assurance, however, that additional financing from these sources can be obtained on acceptable terms or that a business combination transaction can be completed.

Up until November 2003, the Company’s operations were entirely funded by the original capital contributed to the Company and to a much lesser extent, cash flows provided by operating activities. These funding sources became inadequate for the Company to support its daily operations. As a result, the Kyaw Loan began in November 2003. This loan is due December 31, 2006 with interest at prime plus 2%. For the period from November 2003 to March 31, the Kyaw Loan totaled $354,055 representing the only source of funds for the Company and remained outstanding as of March 31, 2005.

These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on achieving profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination. No adjustments have been provided in the Company’s condensed consolidated financial statements that might result from the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our consolidated financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

As of March 31, 2005 and December 31, 2004, the Company had 10 million authorized but unissued preferred shares and 100 million authorized common shares, with 13,726,951 shares issued and outstanding as of each such date. The Company’s Board of Directors has the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions as well as the authority to fix the rights, privileges and preferences of the preferred stock.

On January 26, 2006, the Board of Directors designated a class of Series A Convertible Preferred Stock authorizing 100,000 shares. The Company was permitted by the Board to convert up to the maximum amount of the loan payable to Kyaw into shares of common stock and shares of Series A Preferred stock at $.008 per share.

The Company has no current plans for the purchase or sale of any plant or equipment.

In February 2006, the Company reduced its employee to one.

Reverse Stock Split

The Board of Directors resolved it to be in the best interest of the Company and to present to the stockholders for their ratification and approval a reverse stock split. Each issued and outstanding share of common stock will be converted on a one-for-seven basis into .1428571428 of a share of common stock. The stockholders’ meeting to ratify and approve this matter is still pending.

Proforma net loss per share amounts on a post-split basis for the periods ended would as follows:

	Three Months Ended March 31,
	2005	2004

Basic and diluted:
As reported	$(0.003)	$(0.004)
Proforma	$(0.022)	$(0.028)
Weighted average shares outstanding:
As reported	13,726,951	13,726,951
Proforma	1,960,993	1,960,993

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s condensed consolidated financial condition and results of operations are based on its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the revenues and expenses during the reporting periods. The Company evaluates its estimates and judgments on an ongoing basis. The Company bases its estimates on historical experience and on various other factors it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Sub-lease Income Recognition

The Company maintains its financial records on the accrual basis of accounting. Sub-lease income is recognized as rentals become due. Sub-lease rent payments received in advance are deferred until earned. The sub-lease between the Company and the tenant is considered to be an operating lease. The sub-lease agreement is on a month to month basis.

Income Taxes

Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. This process requires the Company to estimate its actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items, such as depreciation on property, plant and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. Since the Company has net operating losses carryforward at March 31, 2005 and December 31, 2004, a valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not the asset will not be realized, because the ultimate realization of any deferred tax assets will be dependent on future taxable income.

Item 3. Controls and Procedures.

Evaluation of Disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Changes in internal controls over financial reporting

During the three month period ended March 31, 2005 there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of controls and procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

It is recognized individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert and should address these concern at the earliest possible opportunity.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

In January 2006, the Company issued 25,000 shares of Common Stock to Michael Yung in exchange for his services as Chief Executive Officer and President of the Company during the period from June 30, 2003 to December 3, 2003.

In January 2006, the Company issued 200,000 shares of Common Stock to Lewis V. Wu in connection with the acquisition of Grocer2Grocer.com Corp. in 2001.

In January 2006, the Company issued 2,100,000, 700,000, 350,000 and 700,000 shares of Common Stock to Fred Hung, Jerry Li, David Liu and M.K. Chow, respectively, for their services rendered to the Company through December 31, 2005.

Effective January 1, 2006, the Company hired Samuel Yen as Chief Financial Officer of the Company and named him an officer of the Company. Currently, there is no employment agreement with Mr. Yen.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

	Exhibit No.	Description

*	3.1	Certificate of Ownership and Merger Merging Yifan Communications, Inc. into Smart Games Interactive, Inc.
**	3.2	Amendment to the Certificate of Incorporation
***	3.3	Amended and Restated By-Laws
	31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

	32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2000, and incorporated herein by this reference.
**	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2000, and incorporated herein by this reference.
***	Filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2006, and incorporated herein by this reference.

(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

YIFAN COMMUNICATIONS, INC.

Dated: March 7, 2006	By:	/s/ Myint J. Kyaw
Myint J. Kyaw
Chief Executive Officer