Form 10QSB
period 2005-06-30
YIFAN COMMUNICATIONS INC
filed 2006-03-08
CIK 915766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Copies to:
Feldman Weinstein LLP
420 Lexington Avenue
Suite 2620
New York, NY 10170
Attn: David N. Feldman, Esq.
Tel: (212) 869-7000
Fax: (212) 997-4242

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

YIFAN COMMUNICATIONS, INC.

- INDEX -

PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements:	Page(s)

Condensed Consolidated Balance Sheets
June 30, 2005 (Unaudited)
December 31, 2004 (Audited)	F-1

Condensed Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2005 and 2004 and for the
Cumulative Period from January 1, 2004 to June 30, 2005 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2005 and 2004 and for the
Cumulative Period from January 1, 2004 to June 30, 2005 (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4 - F-12

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	4

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	5

Item 2. Changes in Securities	5

Item 3. Defaults Upon Senior Securities	5

Item 4. Submission of Matters to a Vote of Security Holders	5

Item 5. Other Information	6

Item 6. Exhibits and Reports on Form 8-K	6

PART II — OTHER INFORMATION

Item 1. Financial Statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$4,012	$8,182
Total Current Assets	4,012	8,182
Property and equipment - (at cost, net of
accumulated depreciation and amortization
of $3,646 and $2,150, respectively)	11,321	12,817
Total Assets	$15,333	$20,999
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$226,633	$157,491
Tenant deposit	2,000	2,000
Total Current Liabilities	228,633	159,491
Long-term liabilities:
Deferred rent	153,766	143,316
Loans from stockholder	364,805	336,055
	518,571	479,371
Total Liabilities	747,204	638,862
Stockholders' Deficiency:
Preferred stock $.008 par value 10,000,000 shares
authorized, none issued and outstanding	—	—
Common stock $.008 par value, 100,000,000 shares
authorized, 13,726,951 issued and outstanding	109,816	109,816
Additional paid-in capital	2,246,390	2,246,390
Deficit accumulated during development stage	(3,088,077)	(2,974,069)
Total Stockholders' Deficiency	(731,871)	(617,863)
Total Liabilities and Stockholders' Deficiency	$15,333	$20,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

					Cumulative
					Period from
	Three Months Ended June 30,		Six Months Ended June 30,		January 1, 2004 to June 30,
	2005	2004	2005	2004	2005(A)
Revenue	$—	$—	$—	$—	$—

Expenses
Operating expenses	69,980	78,475	114,008	133,959	552,653
Net loss	$(69,980)	$(78,475)	$(114,008)	$(133,959)	$(552,653)
Net loss per share,
basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average
shares outstanding	13,726,951	13,726,951	13,726,951	13,726,951

(A)	On December 31, 2003, the company discontinued its operations. Effectively January 1, 2004, the Company became a development stage company.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,		Cumulative Period from January 1, 2004 to
	2005	2004	June 30, 2005
Cash flows from operating activities
Net loss	$(114,008)	$(133,959)	$(552,653)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	1,496	3,153	3,646
Deferred rent	10,450	61,954	29,857
Decrease in accounts receivable	—	253	253
Increase (decrease) in accounts payable and
accrued expenses	69,142	(35,488)	225,376
Increase in tenant deposit	—	2,000	2,000
Total adjustments	81,088	31,872	261,132
Net cash used in operating activities	(32,920)	(102,087)	(291,521)
Cash flows used in investing activities
Capital expenditures	—	(14,967)	(14,967)
Net cash used in investing activities	—	(14,967)	(14,967)
Cash flows provided by financing activities
Proceeds from stockholder loans	28,750	123,062	304,659
Net cash provided by financing activities	28,750	123,062	304,659
Net (decrease) increase in cash	(4,170)	6,008	(1,829)
Cash, beginning of period	8,182	5,841	5,841
Cash, end of period	$4,012	$11,849	$4,012

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

Note 2 - Going Concern

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses of $3,088,077 through June 30, 2005, and the Company has a working capital deficiency of $224,621. These conditions indicate that the Company may be unable to continue as a going concern. The Company’s ability to do so is dependent on finding economic opportunities that will achieve profitable operations, and to obtain any necessary financing. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have referred to the substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-KSB for the year ended December 31, 2004.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 - Summary of Significant Accounting Polices

(a)	Interim financial statements and use of estimates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-QSB. Accordingly they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any future period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in bank deposit accounts that may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company did not have any cash equivalents at June 30, 2005.

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

Property and equipment consist of furniture and fixture and computer equipment and are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful assets lives. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized. Expenditures for maintenance and repairs are charged to expense as incurred while additions and improvements that extend the life of the assets are capitalized.

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

Under the terms of the lease which extends until December 31, 2010, the Company is required to pay rent beginning on January 1, 2004. The Company was given a rent payment holiday from July 1, 2003 to December 31, 2003. The Company is required to pay monthly the accounted portion of the fixed rent plus any additional rent pursuant to the terms of the lease. The lease provides for rent escalation clauses (step rents) over the term. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense including escalation cost was $50,011 and $55,236 for the three months ended June 30, 2005 and 2004, respectively and $68,672 and $110,472 for the six months ended June 30, 2005 and 2004, respectively.

The Company’s commitment on a non-cancelable lease as of December 31, 2004 is as follows:

Year Ending
2005	(remainder)	$89,572
2006		197,059
2007		214,973
2008		232,888
2009		250,802
Thereafter		268,717

Sub-lease:

Under the terms of the lease, the Company can sub-lease, with the permission of the landlord, a portion of its rental area. During 2005, the company sub-leased a portion of its space area for $24,000 per annum with 3% per annum rent accelerations should the sub-lease continue for more than one (1) year. The sub-lease is on a month-to-month basis.

Sub-lease income offset against operating expenses for the three months ended June 30, 2005 and 2004, for the six months ended June 30, 2005 and 2004, and cumulative period from January 1, 2004 to June 30, 2005 was $6,000, $6,000, $12,000, $12,000 and $36,000, respectively.

Note 6 - Related Party Transactions

During 2005 and 2004, a major stockholder advanced working capital funds to the Company. The loans are due December 31, 2006 with interest at prime plus 2%. The loan balance at June 30, 2005 was $364,805. The related interest expense was $5,548 and $2,369 for the three months ended June 30, 2005 and 2004, respectively, and $13,778 and $3,628 for the six months ended June 30, 2005 and 2004, respectively, and is included in accounts payable and accrued expenses.

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

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 - Subsequent events (continued)

Proforma net loss per share amounts on a post-split basis for the periods ended would as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic and diluted:
As reported	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Proforma	$(0.04)	$(0.04)	$(0.06)	$(0.07)
Weighted average shares outstanding:
As reported	13,726,951	13,726,951	13,726,951	13,726,951
Proforma	1,960,993	1,960,993	1,960,993	1,960,993

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

Results of Operations 2005 - 2004

Three and Six Months Ended June 30, 2005 compared to Three and Six months Ended June 30, 2004.

We recognized a net loss of $114,008 (($0.01) per share) for the six months ended June 30, 2005 compared to net loss of $133,959 (($0.01) per share) for the same period in 2004.

Commencing January 2004, the Company had no income other than sub-lease income. In January 2004, the Company entered into a sub-lease agreement for a portion of its leased office space, with the permission of the landlord, for $24,000 per annum, on a month-to-month basis. For each of the three months ended June 30, 2005 and 2004, sub-lease income amounted to $6,000. For each of the six-month periods ended June 30, 2005 and 2004, total sub-lease income amounted to $12,000.

Operating expenses consist principally of office rent, professional fees, salaries and consulting expense. For the three months ended June 30, 2005 and 2004, operating expenses before offset of sub-lease income amounted to $75,980 and $84,475, respectively. The decrease of $8,495 in operating expenses is principally due to consulting expense amounting to $1,333 during the three months ended June 30, 2005 compared to $9,156 for the comparative period in 2004.

For both the three and the six-month periods ended June 30, 2005 and 2004, total outstanding shares of the Company’s common stock remain unchanged at 13,726,951 shares. Net loss per share, both basic and diluted, amounted to $0.01 for each of the three and six-month periods ended June 30, 2005 compared to $0.01 for each of the three and the six-month periods ended June 30, 2004.

Liquidity, Capital Resources and Going Concern

The Company is in the development stage and, at June 30, 2005, had a stockholders’ deficiency of $731,871 and a working capital deficiency of $224,621.

Cash flow used in operating activities was $32,920 for the six month period ended June 30, 2005, as compared to cash flow used in operating activities of $102,087 for the six month period June 30, 2004.

Cash flow used in investing activities was $0 for the six month period ended June 30, 2005 as compared to $14,967 for the six month period ended June 30, 2004.

Cash flow provided by financing activities was $28,750 for the six month period ended June 30, 2005 as compared to $123,062 for the six month period ended June 30, 2004. The cash flow provided by financing activities during the current period is attributable to proceeds received on stockholder loans.

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

Up until November 2003, the Company’s operations were entirely funded by the original capital contributed to the Company and to a much lesser extent, cash flows provided by operating activities. These funding sources became inadequate for the Company to support its daily operations. As a result, the Kyaw Loan began in November 2003. This loan is due December 31, 2006 with interest at prime plus 2%. For the period from November 2003 to June 30, 2005, the Kyaw Loan totaled $364,805 representing the only source of funds for the Company and remained outstanding as of June 30, 2005.

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

As of June 30, 2005 and December 31, 2004, the Company had 10 million authorized but unissued preferred shares and 100 million authorized common shares, with 13,726,951 shares issued and outstanding as of each such date. The Company’s Board of Directors has the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions as well as the authority to fix the rights, privileges and preferences of the preferred stock.

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

Proforma net loss per share amounts on a post-split basis for the periods ended would as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic and diluted:
As reported	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Proforma	$(0.04)	$(0.04)	$(0.06)	$(0.07)
Weighted average shares outstanding:
As reported	13,726,951	13,726,951	13,726,951	13,726,951
Proforma	1,960,993	1,960,993	1,960,993	1,960,993

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

Income Taxes

Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. This process requires the Company to estimate its actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items, such as depreciation on property, plant and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. Since the Company has net operating losses carryforward at June 30, 2005 and December 31, 2004, a valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not the asset will not be realized, because the ultimate realization of any deferred tax assets will be dependent on future taxable income.

Item 3. Controls and Procedures.

Evaluation of Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Changes in internal controls over financial reporting.

During the six month period ended June 30, 2005 there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

* 3.1	Certificate of Ownership and Merger Merging Yifan Communications, Inc. into Smart Games Interactive, Inc.

** 3.2	Amendment to the Certificate of Incorporation

***3.3	Amended and Restated By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2000, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2000, and incorporated herein by this reference.

***	Filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2006, and incorporated herein by this reference.

(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

YIFAN COMMUNICATIONS, INC.

Dated: March 7, 2006	By:	/s/ Myint J. Kyaw
Myint J. Kyaw
Chief Executive Officer