Form 10QSB
period 2005-09-30
YIFAN COMMUNICATIONS INC
filed 2006-03-08
CIK 915766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-23672

YIFAN COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	06-1607651
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

100 William Street
Suite 2000
New York, NY	10038
(Address of principal executive offices)	(Zip Code)

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

YIFAN COMMUNICATIONS, INC.

- INDEX -

PART I- FINANCIAL INFORMATION:
		Page(s)
Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets September 30, 2005 (Unaudited) December 31, 2004 (Audited)		F-1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 and for the Cumulative Period from January 1, 2004 to September 30, 2005 (Unaudited)		F-2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 and for the Cumulative Period from January 1, 2004 to September 30, 2005 (Unaudited)		F-3

Notes to Condensed Consolidated Financial Statements		F-4 - F-12

Item 2.	Management's Discussion and Analysis or Plan of Operation	1

Item 3.	Controls and Procedures	4

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	6

Item 2.	Changes in Securities	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Submission of Matters to a Vote of Security Holders	6

Item 5.	Other Information	6

Item 6.	Exhibits and Reports on Form 8-K	6

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash	$3,497	$8,182
Prepaid expense	5,333
Total Current Assets	8,830	8,182
Property and equipment (at cost, net of accumulated depreciation and amortization of $4,395 and $2,150, respectively)	10,572	12,817
Total Assets	$19,402	$20,999
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$102,425	$157,491
Tenant deposit	-	2,000
Total Current Liabilities	102,425	159,491
Long-term Liabilities:
Deferred Rent	158,991	143,316
Loans from stockholder	640,305	336,055
	799,296	479,371
Total Liabilities	901,721	638,862
Stockholders' Deficiency:
Preferred stock $.008 par value,
Authorized - 10,000,000 shares
Issued and outstanding - none	-	-
Common stock $.008 par value,
Authorized - 100,000,000 shares;
Issued and outstanding - 13,726,951 shares	109,816	109,816
Additional paid-in capital	2,246,390	2,246,390
Deficit accumulated during development stage	(3,238,525)	(2,974,069)
Total Stockholders' Deficiency	(882,319)	(617,863)
Total Liabilities and Stockholders' Deficiency	$19,402	$20,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from January 1, 2004 to September 30,
	2005	2004	2005	2004	2005(A)
Revenue	$-	$-	$-	$-	$-
Expenses:
Operating expenses	150,448	158,647	264,456	292,606	703,101
Net loss	$(150,448)	$(158,647)	$(264,456)	$(292,606)	$(703,101)
Net loss per share,
basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	13,726,951	13,726,951	13,726,951	13,726,951

(A)	On December 31, 2003, the company discontinued its operations. Effectively January 1, 2004, the Company became a development stage company.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,		Cumulative Period from January 1, 2004 to September 30,
	2005	2004	2005
Cash flows from operating activities
Net loss	$(264,456)	$(292,606)	$(703,101)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	2,245	5,152	4,395
Deferred rent	15,675	71,658	35,082
(Increase) decrease in prepaid expenses	(5,333)	253	(5,080)
(Decrease) increase in accounts payable
and accrued expenses	(55,066)	(24,741)	101,168
(Decrease) increase in tenant deposit	(2,000)	2,000	-
Total adjustments	(44,479)	54,322	135,565
Net cash used in operating activities	(308,935)	(238,284)	(567,536)
Cash flows used in investing activities
Capital expenditures	-	(14,967)	(14,967)
Net cash used in investing activities	-	(14,967)	(14,967)
Cash flows provided by financing activities
Proceeds from stockholder loans	304,250	252,890	580,159
Net cash provided by financing activities	304,250	252,890	580,159
Net decrease in cash	(4,685)	(361)	(2,344)
Cash, beginning of period	8,182	5,841	5,841
Cash, end of period	$3,497	$5,480	$3,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and a Development Stage Company

In July 2000, Yifan Communications, Inc. (“Yifan” or “the Company”), (incorporated in Ohio in 1991 and became a Delaware Corporation since 1996) and Yifan.Com Inc, a New York Corporation, completed a business combination accounted for as a reverse acquisition, in which Yifan was the legal acquirer and Yifan.Com Inc. was the accounting acquirer under the generally accepted accounting principles in the United States of America.

Yifan was an internet communications, e-commerce and software development company organized to provide a variety of software products and internet services tailored to the specific needs of the Chinese-speaking population in North America. The Company’s first website “yifan.com” was originally created in 1997. The Company still maintains four inactive websites and they are “yifan.com”, “yifan.net”, “yifannet.com” and “yifanmall.com”. These websites are still being maintained but no longer accepts any customer transactions. These websites were developed by the Company before December 31, 2003. In October 2000, the Company acquired the grocer2grocer website from a brother of the Company’s major stockholder which specialized in business to business internet transactions in the grocery industry. This site is no longer being maintained by the Company.

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

Note 2 - Going Concern

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses of $3,238,525 through September 30, 2005, and the Company has a working capital deficiency of $93,595. These conditions indicate that the Company may be unable to continue as a going concern. The Company’s ability to do so is dependent on finding economic opportunities that will achieve profitable operations, and to obtain any necessary financing. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have referred to the substantial doubt about the Company’s ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in bank deposit accounts that may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company did not have any cash equivalents at September 30, 2005.

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

Property and equipment consist of furniture and fixture and computer equipment and are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful asset lives. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. Expenditures for maintenance and repairs are charged to expense as incurred while additions and improvements that extend the life of the assets are capitalized.

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

Under the terms of the lease which extends until December 31, 2010, the Company is required to pay rent beginning on January 1, 2004. The Company was given a rent payment holiday from July 1, 2003 to December 31, 2003. The Company is required to pay monthly the accounted portion of the fixed rent plus any additional rent pursuant to the terms of the lease. The lease provides for rent escalation clauses (step rents) over the term. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense including escalation cost was $50,011 and $55,236 for the three months ended September 30, 2005 and 2004, respectively and $118,683 and $165,708 for the nine months ended September 30, 2005 and 2004, respectively.

The Company’s commitment on a non-cancelable lease as of December 31, 2004 is as follows:

Year Ending
2005	(remainder)	$44,786
2006		197,059
2007		214,973
2008		232,888
2009		250,802
Thereafter		268,717

Sub-lease:

Under the terms of the lease, the Company can sub-lease, with the permission of the landlord, a portion of its rental area. During 2005, the company sub-leased a portion of its space area for $24,000 per annum with 3% per annum rent accelerations should the sub-lease continue for more than one (1) year. The sub-lease is on a month-to-month basis.

Sub-lease income offset against operating expenses for the three months ended September 30, 2005 and 2004, for the nine months ended September 30, 2005 and 2004, and cumulative period from January 1, 2004 to September 30, 2005 was $3,000, $6,000, $15,000, $18,000 and $39,000, respectively.

Note 6 - Related Party Transactions

During 2005 and 2004, a major stockholder advanced working capital funds to the Company. The loans are due December 31, 2006 with interest at prime plus 2%. The loan balance at September 30, 2005 was $640,305. The related interest expense was $11,946 and $4,233 for the three months ended September 30, 2005 and 2004, respectively, and $25,724 and $7,861 for the nine months ended September 30, 2005 and 2004, respectively, and is included in accounts payable and accrued expenses.

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

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 - Subsequent events

In December 2005, the Company authorized the issuance of 3,875,000 shares of common stock at a value of $.008 per share which were granted to two current employees, two consultants and one former employee. The Company granted 1,050,000 shares of common stock to two employees for year 2005 bonuses under the Employee’s incentive Stock Plan. The Company recorded $8,400 as salaries which will be included in the consolidated statements of operations for the three months and year ended December 31, 2005. The Company granted 2,800,000 shares of common stock to two consultants pursuant to consulting agreements totaling $22,400 for services rendered during the period October 1, 2005 through December 31, 2005, which will be recorded as consulting expense and included in the consolidated statements of operations for the three months and year ended December 31, 2005. 25,000 shares of common stock were issued to a former employee pursuant to a settlement agreement valued at $200 which was recorded as salaries and will be included in the consolidated statements of operations for the three months and year ended December 31, 2005.

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

The Board of Directors resolved it to be in the best interest of the Company and to present to the shareholders for their ratification and approval a reverse stock split. Each issued and outstanding share of common stock will be converted on a one-for-seven basis into .1428571428 of a share of common stock. The stockholders’ meeting to ratify and approve this matter is still pending.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 - Subsequent events (continued)

Proforma net loss per share amounts on a post-split basis for the periods ended would as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic and diluted:
As reported	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Proforma	$(0.08)	$(0.08)	$(0.13)	$(0.15)
Weighted average shares outstanding:
As reported	13,726,951	13,726,951	13,726,951	13,726,951
Proforma	1,960,993	1,960,993	1,960,993	1,960,993

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

Results of Operations

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004.

We recognized a net loss of $264,456 (($0.02) per share) for the nine months ended September 30, 2005 compared to net loss of $292,606 (($0.02) per share) for the same period in 2004.

Commencing January 2004, the Company had no income other than sub-lease income. In January 2004, the Company entered into a sub-lease agreement for a portion of its leased office space, with the permission of the landlord, for $24,000 per annum, on a month-to-month basis. Sub-lease income were $3,000 and $6,000 for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the Company’s total sub-lease income amounted to $15,000 and $18,000, respectively. In the third quarter of 2005, the office space was vacant for a month and a half compared to 2004 which was sub-leased for the full period.

Operating expenses consist principally of office rent, professional fees, salaries and consulting expense. For the three months ended September 30, 2005 and 2004, operating expenses before offset of sub-lease income amounted to $153,448 and $164,647, respectively. The reduction in operating expenses of $11,199 is principally due to utilities cost amounting to $1,383 during the three months ended September 30, 2005 compared to $15,652 for the comparative period in 2004.

For both the three and nine-month periods ended September 30, 2005 and 2004, total outstanding shares of the Company’s common stock remain unchanged at 13,726,951 shares. Net loss per share, both basic and diluted, amounted to $0.01 and $0.02 for the three and nine months ended September 30, 2005 and 2004, respectively.

Liquidity, Capital Resources and Going Concern

 The Company is in the development stage and, at September 30, 2005, had a stockholders’ deficiency of $882,319 and a working capital deficiency of $93,595.

Cash flow used in operating activities was $308,935 for the nine month period ended September 30, 2005, as compared to cash flow used in operating activities of $238,284 for the nine month period September 30, 2004.

Cash flow used in investing activities was $0 for the nine month period ended September 30,, 2005 as compared to $14,967 for the nine month period ended September 30, 2004.

Cash flow provided by financing activities was $304,250 for the nine month period ended September 30, 2005 as compared to $252,890 for the nine month period ended September 30,, 2004. The cash flow provided by financing activities during the current period is attributable to proceeds received on stockholder loans.

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

Up until November 2003, the Company’s operations were entirely funded by the stockholders’ capital funds and to a much lesser extent, cash flows provided by operating activities. These funding sources became inadequate for the Company to support its daily operations. As a result, the Kyaw Loan began in November 2003. This loan is due December 31, 2006 with interest at prime plus 2%. For the period from November 2003 to September 30, 2005, the Kyaw Loan totaled $640,305, representing the only source of funds for the Company and remained outstanding as of September 30, 2005.

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

As of September 30, 2005 and December 31, 2004, the Company had 10 million authorized but unissued preferred shares and 100 million authorized common shares, with 13,726,951 shares issued and outstanding as of each such date. The Company’s Board of Directors has the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions as well as the authority to fix the rights, privileges and preferences of the preferred stock.

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

Proforma net loss per share amounts on a post-split basis for the periods ended would as follows:

	Three Months EndedSeptember 30,		Nine Months Ended September 30,
	2005	2004	2005		2004
Basic and diluted:
As reported	$(0.01)	$(0.01)	$(0.02)		$(0.02)
Proforma	$(0.08)	$(0.08)	$(0.13)	) $	(0.15)
Weighted average shares outstanding:
As reported	13,726,951	13,726,951	13,726,951		13,726,951
Proforma	1,960,993	1,960,993	1,960,993		1,960,993

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

Income Taxes

Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. This process requires the Company to estimate its actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items, such as depreciation on property, plant and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. Since the Company has net operating losses carryforward at September 30, 2005 and December 31, 2004, a valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not the asset will not be realized, because the ultimate realization of any deferred tax assets will be dependent on future taxable income.

Item 3. Controls and Procedures.

Evaluation of Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Changes in internal controls over financial reporting.

During the nine month period ended September, 2005, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

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

YIFAN COMMUNICATIONS, INC.

Date: March 7, 2006	By:	/s/ Myint J. Kyaw
Myint J. Kyaw
Chief Executive Officer