Form 10KSB
period 2005-12-31
YIFAN COMMUNICATIONS INC
filed 2006-03-14
CIK 915766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended	December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-23672
_______________________________________________

Yifan Communications, Inc.

(Exact name of registrant as specified in its charter)

_______________________________________________

Delaware	06-1607651
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 William Street, Suite 2000, New York, New York	10038
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(212) 809-9888

_______________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.008 par value per share
_______________________
(Title of Class)

Indicate by Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |_|

Issuer’s revenue for the most recent fiscal year: None.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes |_| No |X|.

As of March 8, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price of such stock as of such date on the Pink Sheets, was $1,886,124.24.

As of March 8, 2006, there were 17,801,951 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in March, 2006 are incorporated by reference into Part III of this Form 10-KSB.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Yifan Communications, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Business.

Introduction

Yifan Communications, Inc. (“Yifan”, the “Company”, “we” or “us”), a development stage company, is incorporated in Delaware and maintains its principal offices at 100 William Street, Suite 2000, New York, New York 10038. Its telephone number is (212) 809-9888.

Yifan is currently a “shell company” as defined by the Securities and Exchange Commission (the “SEC”) to be “a company with no or nominal operations, and with no or nominal assets or assets consisting of solely cash and cash equivalents” pursuant to Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company’s current operations consist solely of owning and maintaining seven principal Internet domain names: www.yifan.com, www.yifan.net, www.yifannet.com and www.yifanmall.com, all of which are written in the Chinese language. The Company also owns but does not currently maintain www.gotofind.com and www.grocer2grocer.com.

HISTORICAL

We were incorporated under the laws of the State of Ohio in October 1991 as Sports Sciences, Inc. At our 1996 annual meeting, our stockholders approved a plan to change our name and corporate domicile by means of a statutory merger with Smart Games Interactive, Inc., a Delaware corporation that was a wholly-owned subsidiary of our company immediately before the merger. This merger was completed on October 11, 1996.

On July 21, 2000, our Board of Directors approved a plan to change our name by means of a statutory merger with Yifan Communications, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company immediately before the merger. This merger was completed on July 28, 2000.

On July 30, 2000, the Company entered into a reorganization agreement with Yifan.com, Inc., a New York corporation, thereby resulting in our current organization, Yifan Communications, Inc. In connection with this reorganization, on September 22, 2000 the Company amended its Certificate of Incorporation to increase its authorized capital to 100,000,000 shares of common stock, par value $.008 (the “Common Stock”) and 10,000,000 shares of preferred stock, par value $.008 (the “Preferred Stock”). Concurrently, the Company effected a 1-for-40 reverse split of the outstanding Common Stock.

In October 2000, we purchased the business plan, Internet domain name and preliminary web-site design elements for www.grocer2grocer.com.

In January 2001 we established a demonstration business-to-consumer (B2C) e-commerce site in conjunction with the Hong Kong Supermarket chain. This online grocery store at www.yifanmall.com uses our proprietary B2C e-commerce software shell in a “real world” small business setting. We did not incur any fixed expenses for inventory, facilities or additional staff. Rather, we ran our online store in exactly the same manner as any other small business that expanded into e-commerce.

In addition to our online grocery store, we used our e-commerce shell to develop a demonstration business-to-business (B2B) e-commerce site located at www.grocer2grocer.com. This site is devoted to a niche market in the grocery industry known as “grocery diversion.” In substance, the grocery diversion industry specializes in reselling manufacturer’s overstocks and special sale merchandise from sellers who have excess inventory to buyers who want to save a little on their purchases. We hired a former vice president of a leading national grocery wholesaler to manage our grocer2grocer business.

We also maintained our websites throughout the years 2001 through 2003. The target market for our websites could be broadly described as the Chinese speaking population of the world, but we believe such a broad description is overly simplistic. We believe that the larger Chinese speaking market actually consists of several distinct segments including the Chinese communities of North America, the Chinese communities of industrialized Europe, the Chinese exporters in Hong Kong, Taiwan and developing Asian nations, the Chinese consumers in Hong Kong, Taiwan, the People’s Republic of China (the “PRC”) and developing Asian nations, the Chinese business in the PRC; and the Chinese consumers in the PRC. Moreover, in developing our websites, our overall business strategy has been carefully developed to seek and take these fundamental differences into account, maximize our potential operating revenue and minimize our exposure to developing and unpredictable markets.

Effective December 31, 2003, the Company discontinued all existing business operations and resolved to explore new business opportunities, including a potential merger transaction. Effective January 1, 2004, the Company became a development stage company. While the Company continues to own and maintain its websites and domain names, Yifan does not earn revenues or profits from them. Rather, the Company is focusing on the acquisition of or merger with a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We are in discussions with a company based in the PRC regarding a possible business combination. There can be no assurance that this or any combination transaction can or will be consummated.

Patents and Trademark

We have certain trademark, copyright, trade secret protection and licenses to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property rights in the Internet-related industries is uncertain and still evolving. The laws of the PRC and certain other countries do not protect intellectual property to the same extent as the laws of the United States.

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

Employees

As of December 31, 2005, we had four employees. In February 2006, the Company reduced its employees to three.

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

We sustained losses in the fiscal years ended December 31, 2005 and 2004.

The Company incurred a net loss for fiscal years 2005 and 2004 $594,935 and $438,645, respectively. The losses were attributable to our lack of an operating business and our continued nominal operations in order to maintain the Company as a publicly traded entity.

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

Our business will have no revenues unless and until we merge with or acquire an operating business.

         We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

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

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm, and numerous other factors beyond our control.

Consummation of a business combination could result in a change in control of the Company and substantial dilution of its equity owners.

It is likely the Company will acquire its participation in a business opportunity through the issuance of its common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial dilution to the equity of those stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by stockholders.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

The Company may face tax consequences if it consummates a business combination that results in a change of control.

Income taxes are based on income (loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current tax year, if any. Deferred tax assets or liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. If the Company’s Board of Directors pursues a future corporate reorganization or other change in corporate ownership that will cause the ownership change by 50% or more, then the use of certain net operating loss carryforwards may be limited.

The Company may enter into and consummate a business combination without the approval or consent of the stockholders. If stockholder approval is necessary, obtaining such approval could result in delay of the consummation of such transaction.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The Company has no existing agreement for a business combination or other transaction.

While we are in current discussions regarding a possible transaction, currently, we have no arrangement, agreement or understanding with respect to engaging in a merger or joint venture with, or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee we will be able to negotiate a business combination on favorable terms. While the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities, the Company anticipates its investigation into potential acquisition candidates to be focused primarily on companies operating and existing in the People’s Republic of China.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these consolidated financial statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, foreign currency control issues, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company’s stock is thinly traded and may experience price volatility, which could affect a stockholder’s ability to sell the Company’s stock or the price for which it can be sold.

          There has been and may continue to be, at least for the immediate future, a limited public market for the common stock of the Company. The volume of shares traded through December 31, 2005 was minimal, making it difficult to accurately gauge the value of the common stock. Should this trend continue, we would anticipate shareholder difficulty in finding a buyer for any offered shares. This could reduce the price per share paid by any purchaser below the per share price that could have been obtained had there been a more robust trading market and potentially below the book value of the common stock.

Our Board of Directors may authorize and issue shares of preferred stock with certain designations and preferences unfavorable to holders of common stock, without stockholder approval.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. The Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. On February 15, 2006, we filed a Certificate of Designation which designated 100,000 shares of Preferred Stock as “Series A Preferred Stock” (the “Series A Stock”). The Series A Stock has conversion rights, liquidation rights and voting rights which may substantially dilute the value of the common stock.

The Series A Stock shall initially be convertible into common stock at the rate of 437.70111 shares of common stock per share of Series A Stock (the “Conversion Ratio”). The Series A Stock shall automatically convert into a number of fully paid and nonassessable shares of common stock based on the Conversion Ratio then in effect at such time that one of the following events occur: (1) a combination of the Company’s common stock on the basis of at least 1-for-7, (2) a merger with the Company or a wholly-owned subsidiary of the Company pursuant to which each outstanding share of common stock is to be exchanged for no more than 1/7 of a share of common stock of the surviving corporation in such merger or (3) the increase in the number of authorized shares of common stock or other transaction as a result of which, immediately following such event, and without taking into account any other obligations to issue common stock which the Company has or may at such time have, there is a sufficient number of authorized but unissued shares of common stock to permit such conversion.

Pursuant to the Certificate of Designation, in the event of a liquidation of the Company or a merger or consolidation where, as a result of such, the holders of all the capital stock of the Company own less than 50% of all the capital stock of the Company, the holders of the Series A Stock shall be entitled to receive in cash, out of the assets of the Company, an amount per share for each outstanding share of the Series A Stock equal to $.008 for each share of common stock into which the shares of the Series A Stock are then convertible, before any payments shall be made or any assets distributed to the holders of the common stock or other junior securities.

Holders of the Series A Stock are entitled to one vote for every share of common stock their Series A Stock could be converted into as of the date of such vote. In addition, without the affirmative vote of the holders (acting together as a class) of at least a majority of the Series A Stock at the time outstanding given in person or by proxy at any annual or special meeting, or, if permitted by law, in writing without a meeting, the Company shall not alter, change or amend the preferences or rights of the Series A Stock.

The Company has not yet issued any of the Series A Stock. Holders of the common stock, at the time the Series A Stock is issued and subsequently converted into common stock, will experience dilution which could substantially diminish the value of the common stock. Further, in the event of issuance, the Series A Stock or other preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

It may be difficult for a third party to gain control of the Company, even if the acquisition of control would be in the best interests of its stockholders.

          The Company’s Certificate of Incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when those attempts may be in the best interest of stockholders. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders” (as defined therein). The Certificate of Incorporation authorizes the Board of Directors, without stockholder approval, to issue one or more series of Preferred Stock, which could have voting and conversion rights that adversely affect the voting power of the holders of its Common Stock.

Forward-looking statements should not be relied on because they are inherently uncertain.

Certain statements and information contained in this Form 10-KSB regarding matters that are not historical facts are forward-looking statements, as that term is defined under applicable securities laws. These include statements concerning the Company’s future, proposed and anticipated activities, certain trends with respect to its revenue, operating results, capital resources and liquidity, and certain trends with respect to the markets in which the Company competes or its industry in general. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company’s control. Accordingly, actual results may differ, perhaps materially, from those anticipated in or implied by such forward-looking statements.

Item 2. Property.

Facilities and Equipment

On June 30, 2003, the Company entered into a lease agreement (the “Lease”) with Lighthouse 100 William LLC, of which Jeffrey Wu, our Chief Executive Officer, Secretary and director, holds a majority ownership interest. Pursuant to the Lease, the Company agreed to lease a portion of certain real property located at 100 William Street, New York, New York (the “Leased Premises”) for an annual rent equal to $152,272.78 in the first year, $161,230.01 in the second year and $179,144.45 in the third year, with annual rents increasing approximately 8% each year thereafter. The Lease is effective until December 31, 2010.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The information required by this Item is incorporated by reference to the 2006 Proxy Statement to be filed with the SEC in March, 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

SECTION 15(G) OF THE EXCHANGE ACT

The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

Rule 15g-2 declares any broker-dealer transactions in "penny stocks" unlawful unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

Common Stock

Since May 4, 2004, the Common Stock has been quoted on the Pink Sheets under the symbol “YIFN.” Prior to being listed on the Pink Sheets, Yifan was quoted on the Over-the-Counter Bulletin Board.

	High	Low
Fiscal Year Ended December 31, 2005

Three months ended March 31, 2005	.30	.16
Three months ended June 30, 2005	.35	.11
Three months ended September 30, 2005	.20	.16
Three months ended December 31, 2005	.25	.11

Fiscal Year Ended December 31, 2004

Three months ended March 31, 2004	1.45	.60
Three months ended June 30, 2004	.90	.63
Three months ended September 30, 2004	1.00	.26
Three months ended December 31, 2004	.50	.11

Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

As of the date hereof, there are 154 holders of record of the Company's Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. On February 15, 2006, we filed a Certificate of Designation which designated 100,000 shares of Preferred Stock as “Series A Preferred Stock” (the “Series A Stock”).

The Series A Stock shall initially be convertible into Common Stock at the rate of 437.70111 shares of Common Stock per share of Series A Stock (the “Conversion Ratio”). The Conversion Ratio is subject to adjustment. The Series A Stock shall automatically convert into a number of fully paid and nonassessable shares of Common Stock based on the Conversion Ratio then in effect at such time that one of the following events occur: (1) a combination of the Company’s Common Stock on the basis of at least 1-for-7, (2) a merger with the Company or a wholly-owned subsidiary of the Company pursuant to which each outstanding share of Common Stock is to be exchanged for no more than 1/7 of a share of common stock of the surviving corporation in such merger or (3) the increase in the number of authorized shares of Common Stock or other transaction as a result of which, immediately following such event, and without taking into account any other obligations to issue Common Stock which the Company has or may at such time have, there is a sufficient number of authorized but unissued shares of Common Stock to permit such conversion.

Pursuant to the Certificate of Designation, in the event of a liquidation of the Company or a merger or consolidation where, as a result of such, the holders of all the capital stock of the Company own less than 50% of all the capital stock of the Company, the holders of the Series A Stock shall be entitled to receive in cash, out of the assets of the Company, an amount per share for each outstanding share of the Series A Stock equal to $.008 for each share of Common Stock into which the shares of the Series A Stock are then convertible, before any payments shall be made or any assets distributed to the holders of the Common Stock or other junior securities.

Holders of the Series A Stock are entitled to one vote for every share of Common Stock their Series A Stock could be converted into as of the date of such vote. In addition, without the affirmative vote of the holders (acting together as a class) of at least a majority of the Series A Stock at the time outstanding given in person or by proxy at any annual or special meeting, or, if permitted by law, in writing without a meeting, the Company shall not alter, change or amend the preferences or rights of the Series A Stock.

The Company has not yet issued any of the Series A Stock through the date of this filing.

Dividend Policy

          The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0* 0**	N/A N/A	500,000 1,500,000
Equity compensation plans not approved by security holders (1)	N/A	N/A	N/A
Total	None	N/A	2,000,000

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

** 1,500,000 options are available pursuant to the Company’s Amended Year 2000 Incentive Stock Plan.

Recent Sales of Unregistered Securities

In January 2006, the Company issued 25,000 shares of Common Stock to Michael Yung in exchange for his services as Chief Executive Officer and President of the Company during the period from June 30, 2003 to December 3, 2003.

In January 2006, the Company issued 200,000 shares of Common Stock to Lewis V. Wu in connection with the acquisition of Grocer2Grocer.com Corp. in 2000.

In January 2006, the Company issued 2,100,000, 700,000, 350,000 and 700,000 shares of Common Stock to Fred Hung, Jerry Li, David Liu and M.K. Chow, respectively, for their services rendered to the Company through December 31, 2005.

Item 6. Management’s Discussion and Plan of Operations

The following discussion of the Company’s consolidated financial condition and results of operations as well as certain statements and information under Item 1 “Business” include certain forward looking statements. When used in this report, the words “expects,” “intends,” “plans” and “anticipates” and similar terms are intended to identify forward looking statements that relate to the Company’s future performance. Such statements involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed here.

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

Results of Operations

For Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Commencing January 2004, the Company had no income other than sub-lease income. In January 2004, the Company entered into a sub-lease agreement for a portion of its leased office space, with the permission of the landlord, for $24,000 per annum, on a month-to-month basis. In the third quarter of 2005, the office space was vacant for a month. The current sub-lease agreement commenced October 1, 2005 and continues of on a month-to-month basis. Sub-lease income was $21,000 and $24,000 for the years ended December 31, 2005 and 2004, respectively, and is accounted for income offset against operating expenses for each year.

Operating expenses before offset of sub-lease income amounted to $615,935 for the year ended December 31, 2005 compared to $462,645 for the year ended December 31, 2004. The increase $153,290 in operating expenses was primarily the result of increase in professional fees in 2005, as part of the Company’s efforts in filing their reports with the SEC and pursuing a business combination transaction. Operating expenses for year ended December 31, 2005 primarily consist of office rent of $171,609, professional fees of $246,988, consulting expense of $57,733 and salaries of $70,908. Operating expenses for year ended December 31, 2004 primarily consist of office rent of $220,945, professional fees of $50,368, consulting expense of $30,744 and salaries of $57,693.

In 2004, Myint J. Kyaw advanced working capital to fund the operations of the Company. The loan balances were $895,388 and $336,055 plus accrued interest thereon amounting to $54,773 and $13,506 as of December 31, 2005 and 2004, respectively. The Kyaw Loan is due December 31, 2006 with interest at prime plus 2% (9.25% and 7.25% at December 31, 2005 and 2004, respectively). Under the terms of the promissory notes with Mr. Kyaw, repayment of principal and interest was not required in 2005 and 2004. On December 6, 2005, the Board of Directors resolved that the loan payable may be converted to common and preferred stock at $.008 per share. Mr. Kyaw has expressed the intent to convert the loan plus accrued interest.

In December 2005, the Company authorized the issuance of 3,875,000 shares of common stock at a value of $.008 per share which were granted to two current employees, two consultants and one former employee. The Company granted 1,050,000 shares of common stock to two employees under the Employee’s incentive Stock Plan. The Company recorded $8,400 as salaries which were included in the consolidated statements of operations for the year ended December 31, 2005. The Company granted 2,800,000 shares of common stock to two consultants pursuant to consulting agreements totaled $22,400 which was recorded as consulting expense and included in the consolidated statements of operations for the year ended December 31, 2005. 25,000 shares of common stock were issued to a former employee pursuant to a settlement agreement valued at $200 which was recorded as salaries and included in the consolidated statements of operations for the year ended December 31, 2005.

Net loss for the year ended December 31, 2005 was $594,935 compared to $438,645 for the year 2004. At December 31, 2005 and 2004, total outstanding shares (including shares to be issued) of the Company’s common stock was 17,601,951 and 13,726,951 shares, respectively. For the years ended December 31, 2005 and 2004, weighted average shares outstanding were 13,823,826 and 13,726,951, respectively. Net loss per common share, both basic and diluted, amounted to $0.04 per share for the year ended December 31, 2005 compared to $0.03 per share for the year ended December 31, 2004.

Liquidity, Capital Resources and Going Concern

As of December 31, 2005 and 2004, the Company had 10 million authorized but unissued preferred shares and 100 million authorized common shares, with 13,726,951 shares issued and outstanding as of each such date. As of December 31, 2005, there were 3,875,000 shares to be issued. The Company’s Board of Directors has the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions as well as the authority to fix the rights, privileges and preferences of the preferred stock.

Up until November 2003, the Company’s operations were entirely funded by the original capital contributed to the Company and to a much lesser extent, cash flows provided by operating activities. These funding sources became inadequate for the Company to support its daily operations. As a result, the Kyaw Loan began in November 2003. This loan is due December 31, 2006 with interest at prime plus 2%. For the period from November 2003 to December 31, 2005, the Kyaw Loan totaled $895,388 representing the only source of funds for the Company and remained outstanding as of December 31, 2005

The Company intends to continue relying on loans from Kyaw to finance its operations until it can successfully complete a business combination transaction. The Company may also issue additional common or preferred shares to raise additional funds to finance new business acquisitions or to pay for professional fees or other costs associated with such acquisitions. There is no assurance, however, that additional financing from these sources can be obtained on acceptable terms or that a business combination transaction can be completed.

On January 26, 2006, the Board of Directors designated a class of Series A Convertible Preferred Stock authorizing 100,000 shares. The Company was permitted by the Board to convert up to the maximum amount of the loan payable to Kyaw into shares of common stock and shares of Series A Preferred stock at $.008 per share.

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative losses of $3,569,004 through December 31, 2005, and the Company had a working capital deficiency of $132,018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern and as a result, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s consolidated financial statements for the year ended December 31, 2005 with respect to this uncertainty. Its ability to do so is dependent on finding economic opportunities that will achieve profitable operations, and to obtain any necessary financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Reverse Stock Split

The Board of Directors resolved it to be in the best interest of the Company and to present to the stockholders for their ratification and approval a reverse stock split. Each issued and outstanding share of common stock will be converted on a one-for-seven basis into .1428571428 of a share of common stock. The stockholders’ meeting to ratify and approve this matter is still pending.

Proforma net loss per share amounts on a post-split basis for the years ended December 31, 2005 and 2004 would as follows:

	2005	2004

Basic and diluted:
As reported	$(0.04)	$(0.03)
Proforma (Unaudited)	$(0.28)	$(0.22)

Weighted average shares outstanding:
As reported	13,823,826	13,726,951
Proforma (Unaudited)	1,974,832	1,960,993

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s consolidated financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenues and expenses during the reporting periods. The Company evaluates its estimates and judgments on an ongoing basis. The Company bases its estimates on historical experience and on various other factors it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Sub-lease Income Recognition

The Company maintains its financial records on the accrual basis of accounting. Sub-lease income is recognized as rentals become due. Sub-lease rent payments received in advance are deferred until earned. The sub-lease between the Company and the tenant is considered to be an operating lease. The sub-lease agreement is on a month to month basis.

Income Taxes

Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. This process requires the Company to estimate its actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items, such as depreciation on property, plant and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. Since the Company has net operating losses carryforward at December 31, 2005 and 2004, a valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not the asset will not be realized, because the ultimate realization of any deferred tax assets will be dependent on future taxable income.

Item 7. Financial Statements.

TABLE OF CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets
December 31, 2005 and 2004	F-2

Consolidated Statements of Operations
For the Years Ended December 31, 2005 and 2004
Cumulative Period from January 1, 2004 to December 31, 2005	F-3

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004
Cumulative Period from January 1, 2004 to December 31, 2005	F-4

Consolidated Statements of Stockholders’ Deficiency
For the Years Ended December 31, 2005 and 2004
Cumulative Period from January 1, 2004 to December 31, 2005	F-5

Notes to Consolidated Financial Statements	F-6 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
YIFAN COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of Yifan Communications, Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yifan Communications, Inc. (A Development Stage Company) at December 31, 2005 and 2004 the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring net losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

February 4, 2006

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
	2005	2004
ASSETS

Current Assets:
Cash	$8,527	$8,182
Sublease rent receivable	6,000	—
Prepaid expense	4,000	—
Total Current Assets	18,527	8,182
Property and equipment, at cost
(net of accumulated depreciation and amortization
of $5,143 in 2005 and $2,150 in 2004)	9,824	12,817
Total Assets	$28,351	$20,999

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$147,545	$157,491
Franchise taxes payable	3,000	—
Tenant deposit	—	2,000
Total Current Liabilities	150,545	159,491
Long-term liabilities:
Deferred rent	164,216	143,316
Loans from stockholder	895,388	336,055
	1,059,604	479,371
Total Liabilities	1,210,149	638,862
Stockholders' Deficiency:
Preferred stock $.008 par value,
Authorized - 10,000,000 shares
Issued and outstanding - none	—	—
Common stock $.008 par value,
Authorized - 100,000,000 shares;	109,816	109,816
Issued and outstanding - 13,726,951 shares
Common stock to be issued - 3,875,000 shares	31,000	—
Additional paid-in capital	2,246,390	2,246,390
Deficit accumulated during development stage	(3,569,004)	(2,974,069)
Total Stockholders' Deficiency	(1,181,798)	(617,863)
Total Liabilities and Stockholders' Deficiency	$28,351	$20,999

The accompanying notes are an integral part of the consolidated financial statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			Period from
	Year Ended	Year Ended	January 1, 2004 to
	December 31, 2005	December 31, 2004(A)	December 31, 2005(A)

Revenue	$—	$—	$—

Expenses:
Operating expenses	594,935	438,645	1,033,580

	594,935	438,645	1,033,580

Net loss	$(594,935)	$(438,645)	$(1,033,580)

Net loss per share,
basic and diluted	$(0.04)	$(0.03)

Weighted average
shares outstanding	13,823,826	13,726,951

(A)	On December 31, 2003, the Company discontinued its operations. Effectively January 1, 2004, the Company became a development stage company.

The accompanying notes are an integral part of the consolidated financial statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			Period from
	Year Ended	Year Ended	January 1, 2004 to
	December 31, 2005	December 31, 2004	December 31, 2005

Cash flows from operating activities
Net loss	$(594,935)	$(438,645)	$(1,033,580)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	2,993	2,150	5,143
Non-cash stock-based compensation	31,000	—	31,000
Deferred rent	20,900	19,407	40,307
(Increase)/decrease in accounts receivable	(6,000)	253	(5,747)
Increase in prepaid expenses	(4,000)	—	(4,000)
Increase/(decrease) in accounts payable and
accrued expenses	(9,946)	156,234	146,288
Increase in franchise taxes payable	3,000		3,000
(Decrease)/increase in tenant deposit	(2,000)	2,000	—
Total adjustments	35,947	180,044	215,991

Net cash used in operating activities	(558,988)	(258,601)	(817,589)

Cash flows used in investing activities
Capital expenditures	—	(14,967)	(14,967)

Net cash used in investing activities	—	(14,967)	(14,967)

Cash flows provided by financing activities
Proceeds from stockholder loans	559,333	275,909	835,242

Net cash provided by financing activities	559,333	275,909	835,242

Net increase in cash	345	2,341	2,686

Cash, beginning of year	8,182	5,841	5,841

Cash, end of year	$8,527	$8,182	$8,527

Supplemental disclosures:
Interest paid	$—	$—	$—
Taxes paid	$1,967	$21,256	$23,223

The accompanying notes are an integral part of the consolidated financial statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

EACH OF THE YEARS IN THE TWO YEAR PERIOD ENDED DECEMBER 31, 2005

	Common Stock		Common Stock to be Issued		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit (A)	Total

Balance - January 1, 2004 (A)	13,726,951	$109,816	—	$—	$2,246,390	$(2,535,424)	$(179,218)

Net loss	—	—	—	—	—	(438,645)	(438,645)

Balance - December 31, 2004	13,726,951	109,816	—	—	2,246,390	(2,974,069)	(617,863)

Common stock to be issued for
salaries and consulting fees	—	—	3,875,000	31,000	—	—	31,000

Net loss	—	—	—	—	—	(594,935)	(594,935)

Balance - December 31, 2005	13,726,951	$109,816	3,875,000	$31,000	$2,246,390	$(3,569,004)	$(1,181,798)

(A)	On December 31, 2003, the Company discontinued its operations. Effectively January 1, 2004, the Company became a development stage company.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and a Development Stage Company

In July 2000, Yifan Communications, Inc. (“Yifan” or “the Company”) (incorporated in Ohio in 1991 and became a Delaware corporation since 1996) and Yifan.Com Inc, a New York Corporation, completed a business combination accounted for as a reverse acquisition, in which Yifan was the legal acquirer and Yifan.Com Inc. was the accounting acquirer under the generally accepted accounting principles in the United States of America.

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

Note 2 - Going Concern

The Company’s consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative losses of $3,569,004 through December 31, 2005, and the Company had a working capital deficiency of $132,018. These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on finding economic opportunities that will achieve profitable operations, and to obtain any necessary financing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Going Concern (continued)

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm has referred to the substantial doubt about our ability to continue as a going concern in their audit report on our consolidated financial statements included with this Annual Report on Form 10-KSB with respect to this uncertainty.

Note 3 - Summary of Significant Accounting Polices

(a)  Basis of Presentation and Use of Estimates

These consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiaries (Yifan.Com, Inc. and Yifan (BVI), Inc.). The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(b)  Concentration of credit risk

The Company maintains cash balances in bank deposit accounts at high quality financial institutions that may at times exceed federally insured limits. The individual balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. The Company has not experienced any losses in such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at December 31, 2005 and 2004.

Financial instruments that potentially subject the Company to concentration of credit risk consist of rent receivable. The Company performs ongoing credit evaluations and maintains reserve for potential credit losses.

(c)  Fair value of financial instruments

The carrying values of financial instruments including cash, rent receivable and accounts payable approximate fair value due to the relatively short maturities of these instruments.

(d)  Property and equipment

Property and equipment consist of furniture and fixture and computer equipment, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets over five years. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized. The cost of maintenance and repairs are charged to expense as incurred while additions and improvements that extend the life of the assets are capitalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Polices (continued)

(e)  Sub-lease Income Recognition

The Company maintains its financial records on the accrual basis of accounting. Sub-lease income is recognized as rentals become due. Sub-lease rent payments received in advance are deferred until earned. The sub-lease between the Company and the tenant is considered to be an operating lease. The Company offsets its sub-lease income against the rent expense (See Note 9).

(f)  Valuation of long-lived assets

The Company’s method under current accounting rules for measuring impairment of long-lived assets is on an undiscounted cash flow basis. Long-lived assets held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which can trigger a review include, among other conditions, cash flow deficits, historic or anticipated decline in revenue or operating profit and a material decrease in fair value of some or all of the assets. If such impairment exists, the carrying value of the assets is reduced to its estimated fair value based on discounted cash slows. Such a review has been performed by management and does not indicate an impairment of such assets.

(g)  Income Taxes

Income taxes are accounted for under the liability method whereby deferred tax asset and liability account balances are calculated at the balance sheet date using current tax laws and rates for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. In addition, if the Company’s Board of Directors pursue a future corporate reorganization or other change in corporate ownership that will cause the ownership change by 50% or more, then the use of certain net operating loss carryforwards may be limited.

(h)  Net loss per share

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

(i)  Reclassifications

Certain prior year amounts have been reclassified to conform to current year classifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Accounts payable and accrued expenses

Accounts payable and accrued expenses consists of:

	2005	2004

Rent	$—	$98,529
Professional fees	90,262	44,293
Interest	54,773	13,506
Other	2,510	1,163
	$147,545	$157,491

Note 5 - Stock Based Compensation

The Company has an Employee’s Incentive Stock Plan under which stock options, performance shares, restricted stock and other awards in common stock are granted, and a Director’s Stock Option Plan, which are described more fully below. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”. To date, no stock options relating to the Employee’s Incentive Stock Plan or Director Stock Option Plan, as described below, have been granted. As of December 31, 2005, 1,050,000 shares of common stock were granted relating to the Employee’s Incentive Stock Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Income Taxes

A 100% valuation allowance was provided at December 31, 2005 and 2004 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was primarily due to the increase in the net operating loss carryforward. Federal net operating loss carryforwards were approximately $3,016,000 as of December 31, 2005. Such loss carry forwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from 18 to 20 years. The component of deferred tax assets at December 31, 2005 and 2004 is as follows:

	2005	2004

Net operating loss
Carry forwards	$935,000	$765,600
Deferred rent	50,900	—
Valuation allowances	(985,900)	(765,600)
Deferred tax assets	$—	$—

Note 7 - Common Stock to be issued

In December 2005, the Company authorized the issuance of 3,875,000 shares of common stock at a value of $.008 per share which were granted to two current employees, two consultants and one former employee. The Company granted 1,050,000 shares of common stock to two employees for year 2005 bonuses under the Employee’s incentive Stock Plan. The Company recorded $8,400 as salaries which were included in the consolidated statements of operations for the year ended December 31, 2005. The Company granted 2,800,000 shares of common stock to two consultants pursuant to consulting agreements totaled $22,400 for services rendered for the period October 1, 2005 through December 31, 2005, which was recorded as consulting expense and included in the consolidated statements of operations for the year ended December 31, 2005. 25,000 shares of common stock were issued to a former employee pursuant to a settlement agreement valued at $200 which was recorded as salaries and included in the consolidated statements of operations for the year ended December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Operating Expenses

For the years ended December 31, 2005 and 2004, the Company incurred the following operating expenses:

	2005	2004

Rent, net of Sub-lease income	$150,069	$196,945
Salaries	70,908	57,693
Professional fees	246,988	50,368
Consulting fees	57,733	30,744
Other	69,237	102,895
	$594,935	$438,645

Note 9 - Rental Expenses and Sub-lease Income

The Company leases office space in New York City from a major stockholder which expires on December 31, 2010.

Under the terms of the lease which extends until December 31, 2010, the Company is required to pay rent beginning on January 1, 2004. The Company was given a rent payment holiday from July 1, 2003 to December 31, 2003. The Company is required to pay monthly the accounted portion of the fixed rent plus any additional rent pursuant to the terms of the lease. The lease provides for rent escalation clauses (step rents) over the term. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense was $171,069 and $220,945 for the years ended December 31, 2005 and 2004, respectively.

The Company’s commitment on a non-cancelable lease as of December 31, 2005 is as follows:

Year Ending
2006	197,059
2007	214,973
2008	232,888
2009	250,802
2010	268,717

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Rental Expenses and Sub-lease Income (continued)

Sub-lease:

Under the terms of the lease, the Company can sub-lease, with the permission of the landlord, a portion of its rental area. From January 1, 2004 through August 14, 2005, the Company sub-leased a portion of the premises on a month to month basis for $2,000 per month. In August 2005, the company entered into a new sub-lease agreement for a portion of its space area, effective October 1, 2005, for $24,000 per annum with 3% per annum rent accelerations should the sub-lease continue for more than one (1) year. The sublease is on a month-to-month basis.

Sub-lease income offset against operating expenses for the year ended December 31, 2005 and 2004, and for the cumulative period from January 1, 2004 to December 31, 2005 was $21,000, $24,000 and, $45,000, respectively.

Note 10 - Related Party Transactions

During the years 2005 and 2004, a major stockholder advanced working capital funds to the Company. The loans are due December 31, 2006 with interest at prime plus 2% (9.25% and 7.25% at December 31, 2005 and 2004, respectively). The loan balances at December 31, 2005 and 2004 were $895,388 and $336,055, respectively. The related interest expense was $41,267 and $13,190 for the years ended December 31, 2005 and 2004, respectively, and is included in accounts payable and accrued expenses.

On December 6, 2005 and January 26, 2006, the Board of Directors approved that the loan payable to this shareholder may be converted to common and preferred stock at $.008 per share and the stockholder has expressed the intent to convert the principal balance plus interest. The loan is classified as long term liability as of December 31, 2005.

During the year ended 2004, the Company purchased office furniture of approximately $12,000 from a company owned by a director of Yifan Communications, Inc.

Note 11 - Recent Issued Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Recent Issued Accounting Pronouncements (continued)

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

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we will adopt the standard in the first quarter of fiscal 2006 and plan to use the modified prospective method. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

At this time management does not believe that the adoption of SFAS No. 123(R) will materially impact our consolidated operating results, nor will there be any impact on our future consolidated cash flows.

In February 2006, the FASB issued FSP FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. Within certain share-based payment plans, a company can be required to settle outstanding options upon the occurrence of certain events, such as a change in control or liquidity of a company or the death or disability of the shareholder. This FSP amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate a profitability assessment by a company. Under SFAS No. 123(R), it is required that options and similar instruments be classified as liabilities if the entity can be required under any circumstances to settle the instrument in cash or other assets. Under the FSP, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside of the employee’s control does not meet the criteria for liability classification, and should remain to be classified in equity, unless it becomes probable that the contingent event will occur. The effective date for the guidance in this FSP is upon the initial adoption of SFAS No. 123(R). We will adopt this FSP in conjunction with the adoption of SFAS No. 123(R).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Recent Issued Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (““APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and was required to be adopted by the Company in the third quarter of 2005. The adoption of SFAS No. 153 did not have an impact on our consolidated financial position or consolidated results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2006.

In November 2005, the FASB issued Staff Position No. 115-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure for investments in unrealized loss positions as outlined in EITF 03-01, “The Meaning of Other-Than-Temporary Impairments ands its Application tom Certain Investments”. The accounting requirements are effective for us on January 1, 2006 and will not have a material impact on our financial position or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Subsequent events

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

(b)  Reverse Stock Split

The Board of Directors resolved it to be in the best interest of the Company and to present to the shareholders for their ratification and approval a reverse stock split. Each issued and outstanding share of common stock will be converted on a one-for-seven basis into .1428571428 of a share of common stock. The stockholders’ meeting to ratify and approve this matter is still pending.

Proforma net loss per share amounts on a post-split basis for the years ended December 31, 2005 and 2004 would as follows:

	2005	2004

Basic and diluted:
As reported	$(0.04)	$(0.03)
Proforma (Unaudited)	$(0.28)	$(0.22)

Weighted average shares outstanding:
As reported	13,823,826	13,726,951
Proforma (Unaudited)	1,974,832	1,960,993

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company engaged Friedman LLP, New York, New York, as its new independent registered public accounting firm as of November 15, 2005. The Company filed a current report on Form 8-K with the SEC on November 21, 2005 to this effect.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2005, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information. None.

Part III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding Yifan’s directors and executive officers for the fiscal year ended 2005:

Name	Age	Position	Term
Myint J. Kyaw (aka Jeffrey Wu)	41	Chief Executive Officer, Secretary and Director	December 9, 2003 thru present July 28, 2000 thru present
Guan Liang	44	President, Director	December 11, 2003 thru present
Samuel Yen	59	Chief Financial Officer	January 1, 2006 thru present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Myint J. Kyaw (aka Jeffrey Wu)

Chief Executive Officer, Secretary	December 9, 2003 thru present
Director	July 28, 2000 thru present
Vice President	July 28, 2000 thru December 9, 2003

Myint J. Kyaw (aka Jeffrey Wu) has been the Company’s Chief Executive Officer and Secretary since December 2003 and has been Chairman of the Board of Directors since July 2000. From July 2000 through December 2003, Mr. Kyaw was a Vice President of the Company. From July 1985 through the date hereof, Mr. Kyaw has also been the principal shareholder and Chief Executive Officer of Mong Chong Loong Trading, Inc., a privately held company that is one of the largest oriental dry food wholesalers and distributors in the United States. Mr. Wu also owns and serves as the Chief Executive Officer of the Hong Kong Supermarket Group, a position he has held since December 8, 2005, which operates one of the largest Chinese specialty supermarket chains in the Northeast United States and California. In addition to the food-related businesses, Mr. Wu is actively involved in real estate investments, with significant holdings of commercial properties throughout the New York metro area. Mr. Wu emigrated to the United States from Burma in 1973 at the age of nine.

Guan Liang

Guan Liang, the Company’s President and Director, is currently a principal shareholder of Manpolo International Trading Corp, a privately owned importer/wholesaler/retailer of oriental furniture and worshipping item supplies, and has served as its President since May 1994. From 1990-1994, Mr. Liang was the President of Man Yin International Trading, an importer/wholesaler/retailer of gift items. Mr. Liang also serves as Chairman to two of the largest Chinese community associations in the Eastern US, United Chinese Association of Eastern US since January, 2000 and American Chinese Merchant Association since January 1995. Mr. Liang was born in Guangzhou, China and relocated to the U.S. in 1985.

Samuel Yen

Samuel Yen was appointed the Company’s Chief Financial Officer effective January 1, 2006. From June 2004 through December 2005, Mr. Yen was the chief financial officer for Mong Chong Loong Trading, Inc., a privately held company that is one of the largest oriental dry food wholesalers and distributors in the United States. From September 2003 through May 2004, Mr. Yen was self employed as a financial consultant. Prior to that time, Mr. Yen served as the sales director of AOpen America, a computer hardware manufacturer and distributor, from December 2002 until September 2003. From February 2002 until December 2002, he served as Vice President- Display Division of Benq Americas, a computer hardware manufacturer and distributor. From January 2001 through January 2002, Mr. Yen was self employed as a financial consultant.

(b) Significant Employees. As of the date hereof, the Company has no significant employees.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act, as amended requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2005 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal years ended December 31, 2005 and 2004.

Name and Position	Year	Annual Compensation	Other Compensation
Jeffrey Wu, Chief Executive Officer, Secretary and Director	2005 2004	None None	None None
Guan Liang, President and Director	2005 2004	None None	None None

On September 8, 2005, the Company paid $16,000 to Yifan He in exchange for his services as Chief Executive Officer and President of the Company during the period from July 28, 2000 to June 30, 2003 and for his maintenance, hosting and operations of websites owned by the Company.

Employee’s Incentive Stock Plan

On September 22, 2000 the stockholders ratified the adoption of the Company Incentive Stock Plan (the “Plan”). Full-time employees of the Company and its subsidiaries, including officers and employee directors, are eligible to participate in the Plan, which provides for the grant of incentive equity awards covering up to 1,500,000 shares of Common Stock. The Plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock and (v) stock bonuses (collectively, “Incentive Awards”). In addition, the Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. A committee of the Board of Directors administers the Plan and has the power to determine, in its discretion, the number of shares subject to each incentive grant and the terms of the incentive grant. No employee options were granted during the years ended December 31, 2005 and December 31, 2004.

Directors’ Stock Option Plan

On September 22, 2000 the stockholders ratified the adoption of The Directors’ Option Plan, which provides for the annual grant of an option to purchase 25,000 shares of Common Stock to each member of the Board of Directors who is not a full-time employee of the Company. Options granted under the Directors’ Option Plan are subject to forfeiture if the holder resigns from the Board of Directors or is removed for cause before the date of the next annual meeting of the stockholders. Options granted under the Directors’ Option Plan become fully vested on the date of the first annual meeting of the stockholders following the date of the grant. The total number of shares available for grant under the Directors’ Plan is 500,000. No options were granted during the fiscal years ended December 31, 2005 and December 31, 2004.

Option Holdings

         We currently do not have any existing or proposed options/SAR grants.

Director Compensation

We do not currently pay any cash fees to our Directors, but we pay Directors' expenses in attending board meetings. During the year ended December 31, 2005 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of December 31, 2005, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership as of December 31, 2005	Percentage of Class
Jeffrey Wu	6,293,100 (1)	45%
Guan Liang	0	~~—~~
All Directors and Officers as a Group (2 individuals)	6,293,100	45%

(1) Includes 450,000 shares of which are indirectly held by Mr. Wu in trust for the benefit of his minor child.

Item 12. Certain Relationships and Related Transactions.

The Company leases its facilities located at 100 William Street, New York, New York from Lighthouse 100 William LLC, of which Jeffrey Wu, our Chief Executive Officer, Secretary and director, holds a majority ownership interest. See above discussion in Item 2.

On April 14, 2004, the Company purchased $11,500 worth of office furniture from Manpolo International Trading Corp., a corporation controlled by Guan Liang, our President and a director.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Ownership and Merger Merging Yifan Communications, Inc. into Smart Games Interactive, Inc.

**3.2	Amendment to the Certificate of Incorporation

***3.3	By-laws

4.1	Certificate of Designation

**10.1	Amended Year 2000 Incentive Stock Plan

**10.2	Non-Employee Directors’ Stock Option Plan

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2000, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2000, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2006, and incorporated herein by this reference.

____________________________

Item 14. Principal Accountant Fees and Services

Friedman LLP (“Friedman”) is the Company's independent registered public accounting firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Friedman’s independence.

AUDIT FEES

The aggregate fees billed by Friedman for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB's or services that are normally provided in connection with statutory and regulatory filings were $108,465 for fiscal years 2004 and 2003, and none for fiscal year 2005.

AUDIT-RELATED FEES

In fiscal 2005, Friedman fees billed for other services were $38,953, which included a due diligence performed on two companies in China.

ALL OTHER FEES

In fiscal 2005 and 2004, Friedman fees billed for other services were $0.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yifan Communications, Inc.

Dated: March 14, 2006	By:	/s/ Myint J. Kyaw
Myint J. Kyaw
Chief Executive Officer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Guan Liang	President, Director	March 14, 2006
Guan Liang

/s/ Samuel Yen	Chief Financial Officer	March 14, 2006
Samuel Yen