Form 10QSB
period 2006-03-31
YIFAN COMMUNICATIONS INC
filed 2006-05-19
CIK 915766

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,228,851 shares of Common Stock, par value $.008 per share, outstanding as of May 19, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

YIFAN COMMUNICATIONS, INC.

- INDEX -

PART I- FINANCIAL INFORMATION:
Page(s)
Item 1. Financial Statements:

Condensed Consolidated Balance Sheets
March 31, 2006 (Unaudited)
December 31, 2005 (Audited)	F-1

Condensed Consolidated Statements of Operations for the
Three Months Ended March 31, 2006 and 2005 (Unaudited)
and for the Cumulative Period from January 1, 2004 to March 31, 2006 (Unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2006 and 2005 (Unaudited) and for the
Cumulative Period from January 1, 2004 to March 31, 2006 (Unaudited)	F-3

Notes to Condensed Consolidated Financial Statements	F-4 - F-11

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	4

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3. Defaults Upon Senior Securities	5

Item 4. Submission of Matters to a Vote of Security Holders	5

Item 5. Other Information	5

Item 6. Exhibits	6

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)

Current Assets:
Cash	$4,278	$8,527
Sub-lease rent receivable	12,000	6,000
Prepaid expense	—	4,000

Total Current Assets	16,278	18,527

Property and equipment, at cost
(net of accumulated depreciation and amortization
of $ 5,892 in 2006 and $5,143 in 2005)	9,075	9,824

Total Assets	$25,353	$28,351

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$158,433	$147,545
Franchise taxes payable	2,462	3,000

Total Current Liabilities	160,895	150,545

Long-term liabilities:
Deferred rent	164,962	164,216
Loans from stockholder	170,000	895,388
	334,962	1,059,604

Total Liabilities	495,857	1,210,149

Stockholders' Deficiency:
Preferred stock $.008 par value,
Authorized - 10,000,000 shares
Issued and outstanding - 100,000 shares issued at 2006	800	—
Common stock $.008 par value,
Authorized - 100,000,000 shares;
Issued and outstanding - 13,228,851 shares at 2006 and
1,960,993 shares at 2005	105,831	15,688
Common stock to be issued - 553,572 shares at 2005	—	31,000
Additional paid-in capital	3,230,736	2,340,518
Deficit accumulated during development stage	(3,807,871)	(3,569,004)

Total Stockholders' Deficiency	(470,504)	(1,181,798)

Total Liabilities and Stockholders' Deficiency	$25,353	$28,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
	Three Months Ended		Period from
	March 31,		January 1, 2004 to
	2006	2005	March 31, 2006(A)

Revenue	$—	$—	$—

Expenses
Operating expenses	238,867	44,028	1,272,447

	238,867	44,028	1,272,447

Net loss	$(238,867)	$(44,028)	$(1,272,447)

Net loss per share,
basic and diluted	$(0.018)	$(0.022)

Weighted average
shares outstanding	13,228,851	1,960,993

(A)	On December 31, 2003, the company discontinued its operations. Effectively January 1, 2004, the Company became a development stage company.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
	Three Months Ended		Period from
	March 31,		January 1, 2004 to
	2006	2005	March 31, 2006

Cash flows from operating activities
Net loss	$(238,867)	$(44,028)	$(1,272,447)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	749	748	5,892
Non-cash compensation	—	—	31,000
Deferred rent	746	5,225	41,053
Increase in accounts receivable	(6,000)	—	(11,747)
Increase in accounts payable and accrued expenses	65,661	19,049	211,949
Increase (decrease) in taxes payable	(538)	—	2,462
Decrease in prepaid expenses	4,000	—	—

Total adjustments	64,618	25,022	280,609

Net cash used in operating activities	(174,249)	(19,006)	(991,838)

Cash flows used in investing activities
Capital expenditures	—	—	(14,967)

Net cash used in investing activities	—	—	(14,967)

Cash flows provided by financing activities
Proceeds from stockholder loans	170,000	18,000	1,005,242

Net cash provided by financing activities	170,000	18,000	1,005,242

Net decrease in cash	(4,249)	(1,006)	(1,563)

Cash, beginning of period	8,527	8,182	5,841

Cash, end of period	$4,278	$7,176	$4,278

Supplemental disclosure of noncash financing activities:
Notes payable and accrued interest converted to
100,000 shares of Series A Preferred Stock at $.008 per share	$950,161	$—

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

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Going Concern

The Company’s condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses of $ 3,807,871 through March 31, 2006, and the Company has a working capital deficiency of $144,617. These conditions indicate that the Company may be unable to continue as a going concern. The Company’s ability to do so is dependent on finding economic opportunities that will achieve profitable operations, and to obtain any necessary financing. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our consolidated financial statements included with the Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note 3 - Summary of Significant Accounting Policies

(a)	Interim financial statements and use of estimates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the general instructions to Form 10-QSB. Accordingly they do not include all information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

These condensed consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiaries (Yifan.Com, Inc. and Yifan (BVI), Inc. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (continued)

(b)	Concentration of credit risk

The Company maintains cash balances in bank deposit accounts at high quality financial institutions that may at times exceed federally insured limits. The individual balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. The Company has not experienced any losses in such accounts. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at March 31, 2006 and 2005.

Financial instruments that potentially subject the Company to concentration of credit risk consist of rent receivable. The Company performs ongoing credit evaluations and maintains reserve for potential credit losses

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

The Company maintains its financial records on the accrual basis of accounting. Sub-lease income is recognized as rentals become due. Sub-lease rent payments received in advance are deferred until earned. The sub-lease between the Company and the tenant is considered to be an operating lease. The Company offsets its sub-lease income against the rent expense (See Note 5).

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 - Summary of Significant Accounting Policies (continued)

(f)	Income Taxes

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

(g)	Net loss per share

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

(h)	Reclassifications

Certain prior year amounts have been reclassified to conform to current year classification.

Note 4 - Stock Based Compensation

The Company has an Employee’s Incentive Stock Plan under which stock options, performance shares, restricted stock and other awards in common stock are granted, and a Director’s Stock Option Plan, which are described more fully below. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. To date, no stock options relating to the Employee’s Incentive Stock Plan or Director Stock Option Plan, as described below, have been granted. As of March 31, 2006, 1,050,000 shares (150,000 shares post reverse split) of common stock were granted relating to the Employee’s Incentive Stock Plan. The adoption of this Statement did not have an impact on the Company’s condensed consolidated financial statement.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 - Stock Based Compensation (continued)

(a)	Employee’s Incentive Stock Plan

Full-time employees of the Company and its subsidiaries, including officers and employee directors, are eligible to participate in the Company’s Incentive Stock Plan (the “Plan”), which provides for the grant of incentive equity awards covering up to 1,500,000 (214,286 shares post reverse split) shares of common stock. The plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock and (v) stock bonuses (collectively, “Incentive Awards”). In addition, the Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. A committee of the Board of Directors administers the Plan and has the power to determine, in its discretion, the number of shares subject to each incentive grant and the terms of the incentive grant.

(b)	Director’s Stock Option Plan

The Non-Employee Directors’ Stock Option Plan provides options to purchase 25,000 shares (3,572 shares post reverse split) of common stock to be granted to non-employee directors each year. However, these options were not granted. The Company has received waivers of the right to receive these options from all potentially eligible current and former directors, except for one former director who may have the right to receive options to purchase 25,000 shares (3,572 shares post reverse split) of common stock.

Note 5 - Rental Expenses and Sub-Lease Income

The Company leases office space in New York City from a major stockholder which expires on December 31, 2010.

Under the terms of the lease which extends until December 31, 2010, the Company is required to pay rent beginning on January 1, 2004. The Company was given a rent payment holiday from July 1, 2003 to December 31, 2003. The Company is required to pay monthly the accounted portion of the fixed rent plus any additional rent pursuant to the terms of the lease. The lease provides for rent escalation clauses (step rents) over the term. Rent expense is recognized on a straight-line basis over the minimum lease term. Rent expense including escalation cost was $ 50,605 and $18,661 for the quarter ended March 31, 2006 and 2005, respectively.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 - Rental Expenses and Income (continued)

The Company’s commitment on a non-cancelable lease as of December 31, 2005 is as follows:

Year Ending
2006 (remainder)	$147,794
2007	214,973
2008	232,888
2009	250,802
2010	268,717

Sub-lease:

Under the terms of the lease, the Company can sub-lease, with the permission of the landlord, a portion of its rental area. During the three months ended March 31, 2006 and 2005, the company sub-leased a portion of its space area for $24,000 per annum with 3% per annum rent accelerations should the sub-lease continue for more than one (1) year. The sub-lease is on a month-to-month basis.

Sub-lease income offset against operating expenses for the three months ended March 31, 2006 and 2005 and cumulative period from January 1, 2004 to March 31, 2006 was $ 6,000, $6,000 and $ 51,000, respectively.

Note 6 - Related Party Transactions

On March 22, 2006, the Company repaid its loans to a major shareholder by issuing common and Series A Convertible preferred stock (see Note 8). The amount of the loan and accrued interest that were repaid amounted to $895,388 and $54,773, respectively.

During the three months ended March 31, 2006 and 2005, a major stockholder advanced working capital funds to the Company. The loans are due December 31, 2006 with interest at prime plus 2%. The loan balance at March 31, 2006 was $170,000. The related interest expense was $1,531 and $8,230 for the three months ended March 31, 2006 and 2005, respectively, and is included in accounts payable and accrued expenses.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 - Recent Issued Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our condensed consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our condensed consolidated financial statements.

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

Note 8 -Stockholders’ equity

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock. On January 26, 2006, the Board of Directors authorized the designation of “Series A Preferred Stock” of 100,000 shares. The Series A Preferred stock is convertible into common stock at the rate of 437.70111 shares of common stock per share of Series A (“Conversion Ratio”). The Series A shall automatically convert into a number of fully paid and non assessable shares of common stock based on the conversion ratio in effect upon the occurrence of certain events. The reverse stock split in the subsequent period effects an automatic conversion of the Series A preferred stock.

YIFAN COMMUNICATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 -Stockholders’ equity (continued)

During the three months ended March 31, 2006, the Company issued 3,875,000 shares (553,572 shares post reverse split) of common stock at a value of $.008 per share which were granted to two current employees, two consultants and one former employee.

On March 22, 2006, the Company issued 75,000,000 shares of common stock (10,714,285 shares post reverse split) and 100,000 shares of Series A Convertible Preferred Stock to Myint J. Kyaw, major stockholder, as repayment of a loan payable and accrued interest to him equal to $950,161. (see Note 6)

Note 9 - Subsequent events

Reverse Stock Split

On April 28, 2006, the stockholders’ approved a reverse stock split of its issued and outstanding common stock. Each issued and outstanding share of common stock will be converted on a one-for-seven basis into .1428571428 of a share of common stock and any fractional share will be converted to one full share. The reverse stock split was effective May 16, 2006. The condensed consolidated financial statements reflect the effects of the reverse stock split.

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

In 2005 and 2006, the Company was a development stage company and operations were principally maintaining a lease and sub-lease income and incurring expenses in connection with the efforts to acquire a new line of business through business combination transactions.

On December 21, 2005, Yifan (BVI), Inc. was formed and incorporated under the laws of the British Virgin Islands. Yifan (BVI), Inc. is an inactive wholly owned subsidiary of Yifan Communications, Inc. The Company intends to use Yifan (BVI), Inc. as a vehicle to consummate any future business combinations.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

Commencing January 2005, the Company had no income other than sub-lease income. In January 2004, the Company entered into a sub-lease agreement for a portion of its leased office space, with the permission of the landlord, for $24,000 per annum, on a month-to-month basis. For each of the three months ended March 31, 2006 and 2005, the entire amount of the sub-lease income was $6,000.

Operating expense before offset of sub-lease income amounted to $244,867 for the three months ended March 31, 2006 compared to $50,028 for the three months ended March 31, 2005. During the three months ended March 31, 2006, operating expenses consist of office rent $50,605, salaries $15,923, consulting fees $34,000, professional fees $131,112, interest $1,531, franchise taxes $5,841 and other $5,855. During the three months ended March 31, 2005, operating expenses consist of office rent $18,661, salaries $16,154, consulting fees $1,333, professional fees $972, interest $8,230, franchise taxes $975 and other $3,703.

We recognized a net loss of $238,667 for the three months ended March 31, 2006 compared to net loss of $44,028 for the same period in 2005.

On April 28, 2006, the stockholders’ approved a reverse stock split of its issued and outstanding common stock. Each issued and outstanding share of common stock will be converted on a one-for-seven basis into .1428571428 of a share of common stock and any fractional share will be converted to one full share. The reverse stock split was effective May 16, 2006. The information presented in the condensed consolidated financial statements reflects the effects of the reverse stock split.

For the three months ended March 31, 2006 and 2005, total outstanding shares of the Company’s common stock were 92,601,958 shares (13,228,851 shares post split) and 13,726,951 shares (1,960,993 shares post split), respectively. Net loss per share, both basic and diluted, amounted to $0.003 and $0.003 ($.018 and $.022 loss per share post split) for the three months ended March 31, 2006 and 2005, respectively.

Liquidity, Capital Resources and Going Concern

The Company is in the development stage and at March 31, 2006, had a stockholders’ deficiency of $3,807,871 and a working capital deficiency of $144,617.

Cash flow used in operating activities was $174,249 for the three month period ended March 31, 2006, as compared to cash flow used in operating activities of $19,006 for the three month period ended March 31, 2005. This was due to the increase in consulting and professional fees for the three months ended March 31, 2006.

Cash flow provided by financing activities was $170,000 for the three month period ended March 31, 2006 as compared to $18,000 for the three month period ended March 31, 2005. The cash flow provided by financing activities was attributable to proceeds received on stockholder loans for both periods.

The Company’s Board of Directors has the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions as well as the authority to fix the rights, privileges and preferences of the preferred stock.

On January 26, 2006, the Board of Directors authorized the designation of “Series A Convertible Preferred Stock” of 100,000 shares. The Series A Preferred stock is convertible into common stock at the rate of 437.70111 shares of common stock per share of Series A (“Conversion Ratio”). The Series A shall automatically convert into a number of fully paid and non assessable shares of common stock based on the conversion ratio in effect upon the occurrence of certain events. As of March 31, 2006 and December 31, 2005, the Company had 10 million authorized preferred shares, with 100,000 Series A Convertible Preferred stock issued and outstanding as of March 31, 2006.

As of March 31, 2006 and December 31, 2005, the Company had 100 million shares authorized of common shares, with 92,601,958 (13,228,851 shares post split) and 13,726,951 (1,960,993 shares post split) shares issued and outstanding, respectively.

Since November 2003, the Company’s operations were funded by loans from a major stockholder (Myint J. Kyaw). As of December 31, 2005, the Kyaw loans totaled $950,161 including accrued interest of $ 54,773. On March 22, 2006, the Company issued 75,000,000 shares (10,714,285 shares post split) of common stock and 100,000 shares of Series A Convertible Preferred Stock to Mr. Kyaw as repayment of loans and accrued interest payable to him equal to $950,161. During the three months ended March 31, 2006, additional loans were provided by Mr. Kyaw. As of March 31, 2006, the loans payable was $170,000 and are due December 31, 2006 with interest at prime plus 2%.

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

The Company has incurred losses of $ 3,807,871 through March 31, 2006, and the Company has a working capital deficiency of $144,617. These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on achieving profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination. No adjustments have been provided in the Company’s condensed consolidated financial statements that might result from the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our consolidated financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

The Company has no current plans for the purchase or sale of any plant or equipment.

In February 2006, the Company reduced its employee to one.

Reverse Stock Split

On April 28, 2006, the stockholders’ approved a reverse stock split of its issued and outstanding common stock. Each issued and outstanding share of common stock will be converted on a one-for-seven basis into .1428571428 of a share of common stock and any fractional share will be converted to one full share. The reverse stock split was effective May 16, 2006. The condensed consolidated financial statements presented reflect the effects of the reverse stock split.

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

Income Taxes

Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. This process requires the Company to estimate its actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items, such as depreciation on property, plant and equipment, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. Since the Company has net operating losses carryforward at March 31, 2006 and December 31, 2005, a valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not the asset will not be realized, because the ultimate realization of any deferred tax assets will be dependent on future taxable income.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Changes in internal controls over financial reporting.

During the three month period ended March 31, 2006, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On March 22, 2006, the Company issued 75,000,000 shares of Common Stock and 100,000 shares of Series A Convertible Preferred Stock to Myint J. Kyaw as repayment of a loan and accrued interest to the Company equal to approximately $950,161.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On April 28, 2006, the Company held a Special Meeting of the Stockholders in New York. The business of this meeting was to approve the reverse stock split whereby each issued and outstanding share of the Company’s Common Stock shall be converted on a one-for-seven basis into .1428571428 of a share of Common Stock and each stockholder holding shares of Common Stock in an amount not divisible by .1428571428 shall receive in lieu thereof, one full additional share (the “Reverse Stock Split”). Myint J. Kyaw, Chief Executive Officer and Secretary of the Company, presided over the meeting. The holders of 87,897,166 shares of Common Stock voted in favor of the Reverse Stock Split. The holders of 83,157 shares of Common Stock voted against the Reverse Stock Split, and the holders of 500 shares of Common Stock abstained from voting. The Reverse Stock Split was effective at the open of business on May 16, 2006.

Effective January 1, 2006, the Company hired Samuel Yen as Chief Financial Officer of the Company and named him an officer of the Company. Currently, there is no employment agreement with Mr. Yen.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit  Description
-------  -----------

*3.1	Certificate of Ownership and Merger Merging Yifan Communications, Inc. into Smart Games Interactive, Inc.

**3.2	Amendment to the Certificate of Incorporation

***3.3	By-laws

****4.1	Certificate of Designation

**10.1	Amended Year 2000 Incentive Stock Plan

**10.2	Non-Employee Directors’ Stock Option Plan

*****22.1	Definitive Proxy Statement

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2000, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2000, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2006, and incorporated herein by this reference.

****	Filed as an exhibit to the Company’s annual report on Form 10-KSB, as filed with the Securities and Exchange Commission on January 25, 2006, and incorporated herein by this reference.

*****	Filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 6, 2006, and incorporated herein by this references.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 2006	YIFAN COMMUNICATIONS, INC.

	By:	/s/ Myint J. Kyaw
Myint J. Kyaw
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Guan Liang
Guan Liang	President, Director	May 19, 2006